Form 10-Q
period 2019-06-30
Milestone Pharmaceuticals Inc.
filed 2019-08-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the registrant had 24,490,742 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2019	December 31, 2018
Assets

Current assets
Cash and cash equivalents	$110,824	$85,947
Short-term investments (note 3)	35,000	29
Research and development tax credits receivable	357	290
Prepaid expenses	5,032	1,398
Other receivables	338	387
Total current assets	151,551	88,051
Operating lease right-of-use asset (note 2)	243	—
Property and equipment	43	30
Total assets	$151,837	$88,081

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 4)	$6,288	$4,477
Current portion of operating lease liabilities (note 2)	175	—
Income taxes payable	—	56
Total current liabilities	6,463	4,533

Operating lease liabilities (note 2)	61	—
Total liabilities	6,524	4,533

Convertible Preferred Shares (note 1 and 5)
Class A-1 preferred shares, no par value, unlimited shares authorized, 372,211 shares issued	—	2,027
Class A-2 preferred shares, no par value, unlimited shares authorized, 2,443,914 shares issued	—	12,643
Class B preferred shares, no par value, unlimited shares authorized, 2,830,907 shares issued	—	17,198
Class C preferred shares, no par value, unlimited shares authorized, 3,786,878 shares issued	—	27,236
Class D1 preferred shares, no par value, unlimited shares authorized, 6,893,236 shares issued	—	64,719
Class D2 preferred shares, no par value, unlimited shares authorized, 1,223,656 shares issued	—	14,935

Total convertible preferred shares	—	138,758

Shareholders’ Equity (Deficit) (note 1 and 5)
Share capital
Common shares, no par value, unlimited shares authorized, 24,490,742 shares issued and outstanding as of June 30, 2019 596,787 shares issued and outstanding as of December 31, 2018	226,211	2,039
Additional paid-in capital	3,116	2,655
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(82,380)	(58,270)

Total shareholders’ equity (deficit)	145,313	(55,210)

Total liabilities, convertible preferred shares and shareholders’ equity	$151,837	$88,081

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Operating expenses
Research and development, net of tax credits (note 7)	$10,527	$2,551	$18,292	$5,642
General and administrative	1,641	750	2,620	1,189
Commercial	2,166	375	4,352	1,100

Loss from operations	$(14,334)	$(3,676)	$(25,264)	$(7,931)

Interest income, net of bank charges	672	89	1,172	180

Loss and comprehensive loss before income taxes	(13,662)	(3,587)	(24,092)	(7,751)

Income tax (recovery) expense	(4)	2	18	18

Net loss and comprehensive loss for the period	$(13,658)	$(3,589)	$(24,110)	$(7,769)

Weighted average number of shares outstanding, basic and diluted (note 1)	13,190,638	282,322	6,931,611	275,450

Net loss per share, basic and diluted (note 8)	$(1.04)	$(12.71)	$(3.48)	$(28.20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Convertible Preferred Shares

(Unaudited)

(thousands of US dollars, except per share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2		Additional	Cumulative
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	translation adjustment	Accumulated deficit	Total
Balance at December 31, 2017	239,990	$1,228	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	—	—	—	—	$2,372	$(1,634)	$(35,085)	$25,985

Transactions in three-month period ended March 31, 2018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,181)	(4,181)
Exercise of stock options (note 5)	37,675	55		—	—	—	—	—	—	—	—	—	—	—	(25)	—	—	30
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	125	—	—	125
Balance at March 31, 2018	277,665	$1,283	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	—	—	—	—	$2,472	$(1,634)	$(39,266)	$21,959
Transactions in three-month period ended June 30, 2018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,589)	(3,589)
Exercise of stock options (note 5)	5,106	14		—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	7
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	79	—	—	79
Balance at June 30, 2018	282,771	$1,297	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	—	—	—	—	$2,544	$(1,634)	$(42,855)	$18,456
Balance at December 31, 2018	596,787	2,039	372,211	2,027	2,443,914	12,643	2,830,907	17,198	3,786,878	27,236	6,893,236	64,719	1,223,656	14,935	2,655	(1,634)	(58,270)	83,548
Transactions in three-month period ended March 31, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,452)	(10,452)
Exercise of stock options (note 5)	18,153	51	—	—	—	—	—	—	—	—	—	—	—	—	(26)	—	—	25
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	211	—	—	211
Balance at March 31, 2019	614,940	$2,090	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,840	$(1,634)	$(68,722)	$73,332
Transactions in three-month period ended June 30,2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,658)	(13,658)
Exercise of stock options (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	276	—	—	276
Initial public offering (note 5)	6,325,000	85,363	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85,363
Preferred share conversion (note 5)	17,550,802	138,758	(372,211)	(2,027)	(2,443,914)	(12,643)	(2,830,907)	(17,198)	(3,786,878)	(27,236)	(6,893,236)	(64,719)	(1,223,656)	(14,935)	—	—	—	—
Balance at June 30, 2019	24,490,742	$226,211	—	—	—	—	—	—	—	—	—	—	—	—	$3,116	$(1,634)	$(82,380)	$145,313

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Six months ended June 30,
	2019	2018

Cash flows from:
Operating activities
Net loss for the period	$(24,110)	$(7,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	5	5
Share-based compensation expense (note 5)	487	204
Changes in operating assets and liabilities:
Other receivables	49	(69)
Research and development tax credits receivable	(67)	247
Prepaid expenses	(3,634)	(343)
Operating lease, net	(7)	—
Accounts payable and accrued liabilities	1,082	(415)
Income taxes payable	(56)	(4)

Net cash used in operating activities	(26,251)	(8,144)

Investing activities
Acquisition of property and equipment	(18)	(5)
Acquisition of short-term investments	(35,000)	—
Redemption of short-term investments	29	15,035

Net cash (used) provided by investing activities	(34,989)	15,030

Financing activities
Net proceeds from issuance of common shares in Initial Public Offering (note 5)	86,092	—
Issuance of common shares on exercise of share options (note 5)	25	37

Net cash provided by financing activities	86,117	37

Net increase in cash and cash equivalents during the period	24,877	6,923

Cash and cash equivalents — Beginning of period	85,947	10,880

Cash and cash equivalents — End of period	$110,824	$17,803

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

On May 13, 2019, the Company completed its initial public offering (“IPO”), whereby the Company issued 5,500,000 common shares at a public offering price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on May 9, 2019.  On May 15, 2019, the underwriters fully exercised their option to purchase an additional 825,000 common shares at the public offering price of $15.00 per share. The gross proceeds received by the Company from the offering were $94.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of Class A1, A2, B, C, D1 and D2 preferred shares converted into 17,550,802 common shares.

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2019, and its results of operations for the three and six months ended June 30, 2019 and 2018.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

2                 Summary of significant accounting policies (Cont’d)

b) Basis of presentation and use of accounting estimates (Cont’d)

The condensed consolidated balance sheet as of December 31, 2018, was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures required by accounting principles generally accepted in the United States of America.

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

c) Adoption of New Accounting Standards

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

The Company does not record an operating lease right-of-use asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term.  Upon adoption date, the Company had only one operating lease with a remaining term of less than 12 months for its offices located in Charlotte, NC, which had a termination date of July 31, 2019, and for which the Company was not reasonably certain of renewing the lease. In the second quarter ended June 30, 2019, the lease was extended for an additional month to end on August 31, 2019. The remaining operating lease payments are $12 as of June 30, 2019.

Operating lease right-of-use asset and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the remaining lease term. The Company does not have a public credit rating and carries no debt.  As such, several factors were considered in the determination of its incremental borrowing rate used in determining the present value of lease payments.  The Company examined the Bloomberg credit ratings for similar companies; assumed equivalency between the Canadian and US markets for collateralized debt; factored in the cumulative dividend rate on convertible preferred shares; and used short-term rates for the remaining lease term of 23 months.  This resulted in an incremental borrowing rate of 8%.  Lease expense is recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term.  The Company’s lease arrangement does not have lease and non-lease components which are accounted for separately.  The adoption of the accounting standard did not

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

2                 Summary of significant accounting policies (Cont’d)

c) Adoption of New Accounting Standards (Cont’d)

materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the six months ended June 30, 2019.

The Company’s only one-operating lease right-of-use asset is as follows as at June 30, 2019:

Right-of-use adoption date of January 1, 2019	$321
Amortization of right-of-use asset during the six-month period ending June 30, 2019	(78)
$243

Operating lease expenses of $78 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the six-month period ended June 30, 2019.

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at June 30, 2019:

July 1, 2019 to June 30, 2020	$187
July 1, 2020 to November 30, 2020	62
249
Less interest	(13)
$236

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

On June 3, 2019, the Company entered into a new lease arrangement for a three-year term for its office located in Charlotte, NC.  The Company will recognize the operating lease right-of-use asset and operating lease liabilities at the lease expected commencement date on September 1, 2019.  A security deposit of $19 was recorded in prepaid expenses as at June 30, 2019 related to the new lease arrangement.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

3                 Short-term investments

Short-term investments are comprised of term deposits issued in US currency, earning interest ranging from 2.47% to 2.48%, maturing between September 30, 2019 and October 25, 2019.

4                 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following:

	June 30, 2019	December 31, 2018
Trade accounts payable	$3,228	$2,603
Accrued research & development liabilities	1,691	1,012
Other accrued liabilities	645	164
Accrued compensation and benefits payable	724	698
	$6,288	$4,477

5                 Shareholders’ equity (deficit)

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

In May 2019, the Company completed its initial public offering (“IPO”), whereby the Company issued in total 6,325,000 common shares at a public offering price of $15.00 per share (note 1). The gross proceeds received by the Company from the offering were $94.9 million. Upon the closing of the IPO, all outstanding shares of Class A1, A2, B, C, D1 and D2 preferred shares converted into 17,550,802 common shares.

The Company’s board of directors adopted and its shareholders approved the 2019 Employee Share Purchase Plan (“ESPP”) in April 2019, which became effective on May 8, 2019. The number of common shares initially reserved for issuance under the ESPP was 278,734 common shares. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of the Company’s share capital outstanding on the last day of the calendar month before the date of the automatic increase and (2) 487,837 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of June 30, 2019, no common shares have been issued under the ESPP.  The first offering period has not yet been decided by the Company’s board of directors.

During the six-month period ended June 30, 2019, the Company issued a total of 18,153 common shares [2018 — 42,781] for a total cash consideration of $25 [2018 - $37] pursuant to the exercise of 18,153 stock options [2018 — 42,781] at an average exercise price of US$1.3225 per option [2018 — US$0.8298]. As a result, an amount of $26 [2018 - $32] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

5                 Shareholders’ equity (deficit) (Cont’d)

Additional paid-in capital

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Opening balance	$2,840	$2,472	$2,655	$2,372
Share-based compensation expense	276	79	487	204
Exercise of stock options	—	(7)	(26)	(32)

Closing balance	$3,116	$2,544	$3,116	$2,544

Share-based compensation

The Company’s board of directors adopted and its shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) in April 2019, which became effective on May 8, 2019 in connection with the IPO. Initially, the maximum number of the Company’s common shares that may be issued under the 2019 Plan is 4,710,564 shares, which is the sum of (1) 1,923,501 new shares, plus (2) the number of shares (not to exceed 2,787,063 shares) (i) that remained available for the issuance of awards under the Company’s Stock Option Plan (the “2011 Plan”) at the time the 2019 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2011 Plan that terminate, expire or are otherwise forfeited, reacquired or withheld. In addition, the number of the Company’s common shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of the Company’s capital shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of May 8, 2019, the Company’s 2011 Plan was terminated and no further option grants will be made under the 2011 Plan.

On October 15, 2018, the Company amended for a third time and restated the 2011 Plan whereby options to purchase common shares of the Company’s shares may be granted to directors, officers, employees, consultants and members of the scientific advisory board. The 2011 Plan was administered by the Board of Directors. The Board of Directors determined the number of options to be granted, the vesting period and the exercise price of new options. It was the Company’s policy to establish the exercise price at an amount that approximated the fair value of the underlying shares on the date of grant as determined by the Board of Directors.

Under the 2011 Plan, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% are exercisable from the first anniversary of grant date and 2.0833% become available at the end of each month after the first anniversary of grant date.

The 2011 Plan was terminated as of May 8, 2019 and a total of 2,393,631 options are still outstanding at June 30, 2019.

As of June 30, 2019, there were 2,322,573 options available for awards under the 2019 Plan, of which 46,998 were granted, leaving 2,275,575 available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

5                 Shareholders’ equity (deficit) (Cont’d)

Share-based compensation (Cont’d)

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at June 30 were as follows:

	2019		2018
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at beginning of period	2,295,045	$1.7714	968,782	$1.1330
Forfeited/cancelled	—	—	(12,198)	1.0958
Granted – 2011 Plan	116,739	9.4152	887,432	1.5400
Granted – 2019 Plan	46,998	15.0000	—	—
Exercised	(18,153)	1.3225	(42,781)	0.8298
Outstanding at end of period	2,440,629	$2.3963	1,801,235	$1.3405
Exercisable at end of period	771,478	$1.3777	563,565	$1.0266

As of June 30, 2019, the weighted average remaining contractual life was 8.3 years [2018 – 8.6 years]. The weighted average remaining contractual life was 6.6 years for vested options [2018 – 6.9 years].  There were no options forfeited for the six-month period ended June 30, 2019 (2018 –12,198).

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity (deficit). The weighted average fair values of options granted in the six-month period ended June 30, 2019 was $7.8518 per share [2018 - $1.1114]. Share-based compensation expense recognized for the six-month period ended June 30, 2019 was $487 [2018 - $204].

As of June 30, 2019, there was $3,434 [2018 - $1,360] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years [2018 – 3.2 years].

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

5                 Shareholders’ equity (deficit) (Cont’d)

Share-based compensation (Cont’d)

The non-vested options as at June 30 were as follows:

	2019		2018
	Number of options	Weighted average fair value	Number of options	Weighted average fair value
Non-vested at beginning of period	1,706,303	$1.3458	451,113	$1.0266
Forfeited/cancelled	—	—	(12,198)	1.0639
Granted – 2011 Plan	116,739	6.6491	887,432	1.1114
Granted – 2019 Plan	46,998	10.7731	—	—
Vested, outstanding	(200,889)	1.1787	(88,600)	1.0958

Non-vested share options at end of period	1,669,151	$2.0041	1,237,747	$1.0798

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the three-month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Exercise price	$12.05	$1.54	$11.02	$1.54
Share price	$12.05	$1.54	$11.02	$1.54
Volatility	82%	82%	81%	82%
Risk-free interest rate	2.36%	2.73%	2.41%	2.77%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Dividend	0%	0%	0%	0%

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

5                 Shareholders’ equity (deficit) (Cont’d)

Share-based compensation (Cont’d)

is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant.

The Company recognized share-based compensation expense as follows for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Administration	$133	$21	$203	$50
Research and development	109	49	234	125
Commercial activities	34	10	50	29
	$276	$80	$487	$204

6                 Net loss per share

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, as they would be anti-dilutive:

	2019	2018

Convertible preferred shares	—	9,433,910
Share options and unvested restricted share awards	2,440,629	1,801,235
	2,440,629	11,235,145

Amounts in the table above reflect the common share equivalents of the noted instruments.

7                 Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures for an amount of $171 for the six-month period ended June 30, 2019 [2018 - $148].

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

8                 Fair value of financial instruments

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

The fair value hierarchy is broken down into the three input levels summarized below:

Level 1 – Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date.

Level 2 – Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets.

Level 3 – Valuations based on unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

The Company has determined that the carrying values of its short-term financial assets and liabilities approximate their fair value given the short-term nature of these instruments.

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

We completed our Phase 2 clinical trial of etripamil for the treatment of PSVT in the United States and Canada, with results published in the Journal of the American College of Cardiology. The study showed an 87% termination rate of induced PSVT within 15 minutes at the 70 mg dose versus a 35% termination rate for placebo. The 70 mg dose was selected for testing in Phase 3 and we are actively recruiting patients for our first Phase 3 clinical trial of etripamil, designated as NODE-301, which may serve as a single pivotal efficacy trial required for approval by the US Food and Drug Administration (FDA).  We expect top-line data for NODE-301 in the first half of 2020. In addition to the pivotal efficacy trial, our Phase 3 clinical program for etripamil for PSVT includes two open-label safety studies, designated as NODE-302 which we initiated in December 2018, and NODE-303, which we expect to initiate before the end of the year.

We also recently announced positive regulatory updates from our recent interactions with the FDA.  The FDA agreed to our request to increase the target number of PSVT events in NODE-301 trial to 150 events, up from 100 events. The upsized trial satisfies a regulatory request from the European Medicines Agency (EMA) to eliminate the use of un-blinded, third-party data reviews for purposes of handling potential randomization imbalances.  The increased number of evaluable events adds potentially valuable sub-population analyses and pharmaco-economic assessments.  The rate of events in NODE-301, which remains blinded, are tracking ahead of our initial projections, enabling us to maintain the expectation of topline data in the first half of 2020, even with the additional PSVT events. Further, after the NODE-301 trial reaches its target adjudicated PSVT events, collection of blinded data from randomized patients who have not yet experienced an event will continue.  These data will be analyzed separately as a secondary data set, referred to as NODE-301B, and may contribute further to sub-population analyses and pharmaco-economic assessments.

Additionally, based on a review of etripamil safety data to date, we proposed and the FDA has agreed to allow patient enrollment in the NODE-303 study to begin without an in-office safety test dose that is currently utilized in the NODE-301 pivotal study and with a broad patient population consistent with ongoing studies, including the older patients and those patients taking concomitant beta-blockers and calcium channel blockers.

We plan to initiate a Phase 2 clinical trial in the fourth quarter of 2019 in atrial fibrillation, another supraventricular tachycardia in which some patients experience a rapid heart rate. We plan to subsequently initiate an additional Phase 2 etripamil clinical proof of concept trial in angina based on the utility of other calcium channel blockers.

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently preparing for commercialization. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2019 and 2018, we recorded net losses of $24.1 million and $7.8 million, respectively. As of June 30, 2019, we had an accumulated deficit of $82.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

•                  seek marketing approvals for etripamil for the treatment of PSVT and other cardiovascular indications;

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

•                  build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies and further develop and/or prepare to commercialize those product candidates;

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

Initial Public Offering

On May 13, 2019, we completed our initial public offering, or IPO, whereby we issued 5,500,000 common shares at a public offering price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on May 9, 2019. On May 15, 2019, the underwriters fully exercised their option to purchase an additional 825,000 common shares at the public offering price of $15.00 per share. We received net proceeds from the IPO and the over-allotment exercise of $85.4 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all outstanding shares of our preferred shares converted into 17,550,802 common shares.

Reverse Stock Split

On April 26, 2019, our Board of Directors approved an amendment to our articles of incorporation to effect a 1-for-5.3193 reverse stock split of our common shares, convertible preferred shares and the share options of the Company.  Accordingly, all common shares, convertible preferred shares, share options and per share amounts in the consolidated financial statements and MD&A have been retroactively adjusted for all periods presented to give effect to the reverse stock split.  The reverse stock split was effected on April 26, 2019.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. Historically, we have incurred research and development expenses that primarily relate to the development of etripamil for the treatment of PSVT.  As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation and angina to increase for each of their respective Phase 2 clinical trials, we expect our research and development expenses related to the development of etripamil for PSVT to remain a large majority of our total research and development expenses. The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Clinical and pre-clinical	$8,463	$2,030	$15,212	$4,054
Drug manufacturing and formulation	1,638	336	2,268	1,155
Regulatory and other costs	519	250	982	581
Less: investment tax credits	(93)	(65)	(170)	(148)
Total research and development expenses	$10,527	$2,551	$18,292	$5,642

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

Commercial Expenses

Commercial expenses consist primarily of personnel and related compensation costs, market and health economic research, and market development activities for PSVT and, to a lesser extent, atrial fibrillation and angina. The focus of these expenses is three-fold: first, we want to leverage rigorous primary and secondary research to fully understand our target disease states from the perspective of the patient, healthcare provider, and payor; second, we want to understand and document the burden of disease posed by PSVT from an epidemiology, healthcare resource use, and cost perspective; and third, we want to engage our target patient, physician, and payor stakeholders with evidence-based and compliant educational materials that serve to increase the awareness and understanding of the impact of PSVT on patients and the overall healthcare system.

We expect our commercial expenses to remain relatively consistent until after we file our new drug application, or NDA with the FDA, at which time we anticipate they will increase substantially as we invest in the infrastructure and personnel required to launch our first product in the United States.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations and changes:

	Three months ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Operating expenses
Research and development, net of tax credits	$10,527	$2,551	$7,976	313%
General and administrative	1,641	750	891	119%
Commercial	2,166	375	1,791	478%
Total operating expenses	14,334	3,676	10,658	290%
Loss from operations	(14,334)	(3,676)	(10,658)	290%
Interest income, net of bank charges	672	89	583	655%
Loss and comprehensive loss before income taxes	(13,662)	(3,587)	(10,075)	281%
Income tax expense	(4)	2	6	(300)%
Net loss and comprehensive loss	$(13,658)	$(3,589)	$(10,069)	281%

	Six months ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Operating expenses
Research and development, net of tax credits	$18,292	$5,642	$12,650	224%
General and administrative	2,620	1,189	1,431	120%
Commercial	4,352	1,100	3,252	296%
Total operating expenses	25,264	7,931	17,333	219%
Loss from operations	(25,264)	(7,931)	(17,333)	219%
Interest income, net of bank charges	1,172	180	992	551%
Loss and comprehensive loss before income taxes	(24,092)	(7,751)	(16,341)	210%
Income tax expense	18	18	—	—
Net loss and comprehensive loss	$(24,110)	$(7,769)	$(16,341)	210%

Research and Development Expenses

Research and development, or R&D, expenses increased by $8.0 million, or 313%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Similarly, R&D expenses increased by $12.7 million, or 224% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. During the quarter ended June 30, 2019, we recorded $10.5 million in R&D expenses.  During the six months ended June 30, 2019, we recorded $18.3 million in research and development expenses.  Spending during both periods was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT and increases in headcount related expenses to support the trials and activities important for regulatory approvals. We spent $7.2 million on these programs in the second quarter of 2019 and recorded personnel and related R&D costs of $3.4 million. During the same period of 2018, we recorded expenses of $2.6 million including $1.5 million related to the start-up costs for the efficacy trial in etripamil for the treatment of PSVT and recorded personnel and R&D related costs of $1.2 million. Additionally, we spent $12.5 million on these programs in the first six months of 2019 and recorded personnel and related R&D costs of $6.0 million. During the same period of 2018, we recorded expenses of $5.6 million including $2.8 million related to the start-up costs for the efficacy trial in etripamil for the treatment of PSVT and recorded personnel and R&D related costs of $3.0 million. We also recognized $0.1 million of R&D investment tax credits provided by the provincial government of Québec in the three-month periods ended June 30, 2019 and 2018 and $0.2 million of such tax credits in the six-month periods ended June 30, 2019 and 2018.  Tax credits are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 119% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased by $1.4 million, or 120% for the six months ended June 30, 2019. During these three and six-month periods ended on June 30, 2019, we increased our administrative headcount and, as a result, compensation and related personnel costs increased when compared to the same periods in 2018.  In addition, we incurred increased spending for consulting fees, recruiting fees and professional fees, including legal and accounting services incurred to support our IPO.  Following the IPO, insurance costs increased in the second quarter of 2019 to support risk management activities as a public company.

Commercial Expenses

Commercial expenses increased by $1.8 million, or 478%, for the three months ended June 30, 2019 and by $3.3 million, or 296% for the six months ended June 30, 2019 when compared to the same periods in 2018. During these three and six-month periods, commercial expenses reflect increased commercial headcount and related costs, conduct of additional commercial and market research, increases in the scope of our patient advocacy activities, and costs of a medical affairs team focused on engaging key opinion leaders’ and raising disease awareness.

Interest Income, Net

Interest income, net of bank charges was $0.7 million and $0.1 million for the three-month periods ended June 30, 2019 and 2018, respectively and $1.2 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase in the second quarter of 2019 and in the six months ended June 30, 2019 reflects increased earnings on cash, cash equivalents and short-term investments related to the proceeds from the October 2018 Series D preferred share financing and the net cash proceeds from the IPO and over-allotment exercised in May 2019.

Net Loss

For the foregoing reasons, we had net losses of $13.7 million and $3.6 million for the three months ended June 30, 2019 and 2018, and $24.1 million and $7.8 million for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from our IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $145.8 million and an accumulated deficit of $82.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(26,251)	$(8,144)	$(18,107)	222%
Investing activities	(34,989)	15,030	(50,019)	(333)%
Financing activities	86,117	37	86,080	232,649%
Net increase (decrease) in cash and cash equivalents during the period	$24,877	$6,923	$17,954

Operating Activities

In the six months ended June 30, 2019, we used $26.2 million of cash in operating activities, which consisted of a net loss of $24.1 million and a net change of $2.6 million in our net operating assets and non-cash charges of $0.5 million. The non-cash charges primarily consist of share-based compensation expense for grants to employees. The change in our net operating assets and liabilities was primarily due to an increase of $3.6 million for prepaid expenses in addition to an increase of $1.1 million for accounts payable and accrued liabilities offset by a net decrease of $0.1 million primarily related to other receivables, income tax payable and research and development tax credits receivable.

In the six months ended June 30, 2018, we used $8.1 million of cash in operating activities which consisted of a net loss of $7.8 million and a net change of $0.5 million in our net operating assets and non-cash charges of $0.2 million. The non-cash charges mainly consist of share-based compensation expense for grants to employees.  The change in our net operating assets and liabilities was primarily due to an increase of $0.4 million for prepaid expenses offset by a decrease of $0.2 million in R&D tax credits receivable, a decrease of $0.4 million in accounts payable and accrued liabilities and a net decrease of $0.1million primarily related to other receivables and income tax payable.

Investing Activities

In the six months ended June 30, 2019, there was a net use of cash of $35.0 million for the acquisition of short-term investments compared to the same period in 2018 where the investing activities provided $15.0 million of cash due to the redemption of short-term investments that we had acquired during the year ended December 31, 2017.

Financing Activities

In the six months ended June 30, 2019, the IPO and the exercise by the underwriters of their option to purchase additional common shares provided a net cash consideration of $86.1 million. Financing fees amounting to $0.7 million were not paid at June 30, 2019 and are included in accounts payable and accrued liabilities. In the same period when compared to 2018, financing activities provided $25 thousand and $37 thousand, respectively, which consisted of the exercise of share options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as at June 30, 2019, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in note 2 of our most recent annual consolidated financial statements, except for the adoption of ASC 842 “Leases” described below. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

We did not record an operating lease right-of-use asset and corresponding lease liability for leases with an initial term of 12 months or less. We recognize lease expense for these leases as incurred over the lease term.  Upon adoption date, we had only one operating lease with a remaining term of less than 12 months for our offices located in Charlotte, NC, which had a termination date of July 31, 2019, and for which we were not reasonably certain of renewing the lease. In the second quarter ended June 30, 2019, the lease was extended for an additional month to end on August 31, 2019. The remaining operating lease payments are $12,000 at June 30, 2019.

Operating lease right-of-use asset and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the remaining lease term. We do not have a public credit rating and carry no debt.  As such, several factors were considered in the determination of our incremental borrowing rate used in determining the present value of lease payments.  We examined the Bloomberg credit ratings for similar companies; assumed equivalency between the Canadian and US markets for collateralized debt; factored in the cumulative dividend rate on convertible preferred shares; and used short-term rates for the remaining lease term of 23 months.  This resulted in an incremental borrowing rate of 8%.  Lease expense is recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term.  Our lease arrangement does not have lease and non-lease components which are accounted for separately.  The adoption of the accounting standard did not materially impact our consolidated statement of operations or our consolidated statement of cash flows for the six months ended June 30, 2019.

Our operating lease right-of-use asset is as follows as at June 30, 2019:

(in thousands)
Adoption as at January 1, 2019	$321
Recognition of right-of-use asset in the six-month period ending June 30, 2019	(78)
$243

Operating lease expenses of $78,000 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the six-month period ended June 30, 2019.

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at June 30, 2019:

(in thousands)
July 1, 2019 to June 30, 2020	$187
July 1, 2020 to November 30, 2020	62
249
Less interest	(13)
$236

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements in the accompanying notes to our audited consolidated financial statements as at December 31, 2018 appearing in the Prospectus, and in Note 2 of our unaudited interim consolidated financial statements as at June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $145.8 million as of June 30, 2019, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2019, our net monetary assets denominated in Canadian dollars were equivalent to $0.4 million in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon the evaluation, our Chief Executive Officer and Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Since inception in 2003, we have incurred significant operating losses. Our net loss was $8.1 million and $23.2 million for the years ended December 31, 2017 and 2018, respectively, and $24.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $82.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operations into the third quarter of 2021. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2018, we had Canadian federal and provincial non-capital loss carry forwards of $46.4 million and $45.7 million, respectively, which expire beginning in 2027 through 2038. In addition, we also have scientific research and experimental development expenditures of $5.8 million and $8.0 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

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

Etripamil is currently our only product candidate. We have not obtained regulatory approval for etripamil or any product candidate, and it is possible that neither etripamil nor any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any drug product candidates in the United States or other countries until we receive regulatory approval from the FDA or applicable foreign regulatory agency. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Prior to obtaining approval to commercialize etripamil and any other drug product candidate in the United States or elsewhere, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies, including human factor studies, or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Our current Phase 3 program involves only one efficacy trial, designed with a threshold p-value of p<0.01. This threshold was accepted by the FDA for our single efficacy trial to be used to support an NDA submission. While we believe that this is sufficient support for our NDA submission plan based on our end-of-Phase 2 meeting with the FDA, the standard FDA guidelines require two efficacy trials each with a threshold p-value of p<0.05 or a single trial with a threshold p-value of p<0.00125. Accordingly, there is a risk that additional clinical trials could be required. In addition, the FDA typically refers applications for novel drugs, like etripamil and potentially any future product candidates, to an advisory committee composed of outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which PSVT episodes were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials are and will be conducted in an outpatient setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of PSVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA-approved single-spray devices. In our Phase 3 clinical trials, patients self-administer two sprays of study drug from an FDA-approved device that is capable of delivering two separate sprays. Accordingly, the results of our Phase 2 trial of etripamil may not be replicated in the outpatient setting of our Phase 3 clinical trials. In addition, until completion of our NODE-301 Phase 3 clinical trial, patients are in general only eligible to enroll in our open-label NODE-302 extension trial after successfully dosing in NODE-301. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

In our Phase 2 clinical trial of etripamil for the treatment of PSVT, only 104 of 199 enrolled patients completed the trials, with 70 patients unable to induce or sustain PSVT during the trial period. The first Phase 3 trial of PSVT for etripamil will enroll up to 500 diagnosed PSVT patients meeting inclusion and exclusion criteria and based on recent FDA guidance, will be completed when a total of 150 adjudicated PSVT events are treated. PSVT is episodic and unpredictable, and our Phase 3 trial design depends on patients experiencing and recognizing an episode of PSVT, self-administering etripamil and monitoring their cardiac activity using a monitoring device. We cannot control the timing of these episodes or guarantee that patients will correctly recognize the episode, self-administer etripamil and use the cardiac monitor as directed. We also cannot predict with certainty the number or timing of any PSVT episodes for those patients that enroll in the trial. Conducting a Phase 3 clinical trial for a PSVT treatment in an outpatient setting is paradigm changing, and subject to a number of risks. There is limited, if any, meaningful precedent from which to inform our trial design and make assumptions about patient enrollment and compliance. Accordingly, our Phase 3 trial design is subject to significantly more risks than if there were numerous studies upon which we could model our protocols. Our efficacy and safety databases could take significantly longer to populate than projected, which would add cost to our development program and delay any potential approval of etripamil.

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

We have engaged CROs to conduct our Phase 3 clinical trials of etripamil for the treatment of PSVT, and we expect to engage a CRO for future clinical trials of etripamil and any future product candidates. We do not currently have the ability to independently conduct any clinical trials. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

We may not be aware of all third-party intellectual property rights potentially relating to etripamil or any future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. For example, U.S. applications filed before November 28, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until a patent issue. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, should we own any patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post grant review, or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

As of June 30, 2019, we had 23 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We anticipate seeking regulatory approval for, and commercialize, etripamil for the treatment of PSVT in Europe. We may also elect to do so for future product candidates. We intend to conduct clinical trial activities in Europe, which will subject us to European data protection laws, including GDPR. The GDPR, which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious breaches of up to 4% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR will likely impose additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects.

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

Based upon our common shares outstanding as of August 8, 2019, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares will, in the aggregate, beneficially own shares representing 73% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Sales of a substantial number of our common shares in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common shares.  We have outstanding 24,490,742 common shares as of August 8, 2019. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 17,632,003 common shares will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. We intend to register all common shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the six months ended June 30, 2019, we granted to our employee’s stock options to purchase an aggregate of 163,740 common shares at a weighted average exercise price of $11.02 per share pursuant to our Stock Option Plan, as amended and restated.

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

Use of Proceeds from the IPO

On May 13, 2019, we completed our IPO and issued 6,325,000 common shares at an initial offering price of $15.00 per share (inclusive of 825,000 common shares pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of  $85.4 million, after deducting underwriting discounts and commissions of  $6.6 million, and estimated expenses of $2.9 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Cowen and Company, LLC and Piper Jaffray & Co. acted as lead book-running managers. Oppenheimer & Co. Inc. acted as lead manager for the IPO.

Our common shares began trading on The Nasdaq Global Select Market on May 9, 2019. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-230846), which was declared effective on May 8, 2019.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other short-term securities in accordance with our investment policy. We have not used any of the proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1

Form of Common Share Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

4.2

Third Amended and Restated Registration Rights Agreement, by and among the Company and certain of its shareholders, dated October 15, 2018 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.1+	2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration on Form S-8 (File No. 333-231347), filed with the SEC on May 9, 2019).
10.2+

Form of U.S. Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.3+

Form of U.S. Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.4+

Form of Canadian Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.5+

Form of Canadian Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.6+	2019 Employee Share Purchase Plan (incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 (File No. 333-231347), filed with the SEC on May 9, 2019).
10.7+

Amended and Restated Employment Agreement between Joseph Oliveto and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.8+

Amended and Restated Employment Agreement between Philippe Douville and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.9+

Amended and Restated Employment Agreement between Francis Plat and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.10+

Amended and Restated Employment Agreement between Lorenz Muller and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.11+

Employment Agreement between Timothy L. Maness and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

10.12+

Form of Indemnity Agreement of the Company (incorporated herein by reference to Exhibit 10.14+ to the Company’s Registration Statement on Form S-1/A (File No. 333-230846), filed with the SEC on April 29, 2019).

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

MILESTONE PHARMACEUTICALS INC.

Date: August 13, 2019	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Timothy L. Maness
Timothy L. Maness
Vice President, Finance (Principal Financial and Accounting Officer)