Form 10-Q
period 2019-09-30
Milestone Pharmaceuticals Inc.
filed 2019-11-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2019, the registrant had 24,493,242 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	September 30, 2019	December 31, 2018
Assets

Current assets
Cash and cash equivalents	$106,501	$85,947
Short-term investments (note 3)	30,000	29
Research and development tax credits receivable	456	290
Prepaid expenses	3,517	1,398
Other receivables	497	387
Total current assets	140,971	88,051
Operating lease right-of-use assets (note 2)	593	—
Property and equipment	328	30
Total assets	$141,892	$88,081

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 4)	$8,478	$4,477
Current portion of operating lease liabilities (note 2)	358	—
Income taxes payable	—	56
Total current liabilities	8,836	4,533
Operating lease liabilities (note 2)	224	—
Total liabilities	9,060	4,533

Convertible Preferred Shares (note 1 and 5)
Class A1 preferred shares, no par value, unlimited shares authorized, 372,211 shares issued	—	2,027
Class A2 preferred shares, no par value, unlimited shares authorized, 2,443,914 shares issued	—	12,643
Class B preferred shares, no par value, unlimited shares authorized, 2,830,907 shares issued	—	17,198
Class C preferred shares, no par value, unlimited shares authorized, 3,786,878 shares issued	—	27,236
Class D1 preferred shares, no par value, unlimited shares authorized, 6,893,236 shares issued	—	64,719
Class D2 preferred shares, no par value, unlimited shares authorized, 1,223,656 shares issued	—	14,935

Total convertible preferred shares	—	138,758

Shareholders’ Equity (Deficit) (note 1 and 5)
Share capital
Common shares, no par value, unlimited shares authorized, 24,490,742 shares issued and outstanding as of September 30, 2019, 596,787 shares issued and outstanding as of December 31, 2018	226,211	2,039
Additional paid-in capital	3,466	2,655
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(95,211)	(58,270)

Total shareholders’ equity (deficit)	132,832	(55,210)

Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$141,892	$88,081

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development, net of tax credits (note 7)	$9,545	$3,911	$27,836	$9,552
General and administrative	2,104	646	4,725	1,834
Commercial	2,076	1,228	6,428	2,329

Loss from operations	$(13,725)	$(5,785)	$(38,989)	$(13,715)

Interest income, net of bank charges	821	85	1,993	265

Loss and comprehensive loss before income taxes	(12,904)	(5,700)	(36,996)	(13,450)

Income tax (recovery) expense	(73)	—	(55)	18

Net loss and comprehensive loss for the period	$(12,831)	$(5,700)	$(36,941)	$(13,468)

Weighted average number of shares outstanding, basic and diluted (note 1)	24,490,742	282,771	12,848,974	277,917

Net loss per share, basic and diluted (note 6)	$(0.52)	$(20.16)	$(2.87)	$(48.46)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity ( Deficit ) and Convertible Preferred Shares

(Unaudited)

(thousands of US dollars, except per share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit		Total
Balance as of December 31, 2017	239,990	$1,228	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,195	3,786,878	27,236	—	—	—	—	$2,372	$(1,634)		$(35,085)	$25,985
Transactions in three-month period ended March 31, 2018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(4,181)	(4,181)
Exercise of stock options (note 5)	37,675	55	—	—	—	—	—	—	—	—	—	—	—	—	(25)	—		—	30
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	125	—		—	125

Balance at March 31, 2018	277,665	$1,283	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,195	3,786,878	$27,236	—	—	—	—	$2,472	$(1,634)		$(39,266)	$21,959
Transactions in three-month period ended June 30, 2018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(3,589)	(3,589)
Exercise of stock options (note 5)	5,106	14	—	—	—	—	—	—	—	—	—	—	—	—	(7)	—		—	7
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	79	—		—	79

Balance at June 30, 2018	282,771	$1,297	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,195	3,786,878	$27,236	—	—	—	—	$2,544	$(1,634)		$(42,855)	$18,456
Transactions in three-month period ended September 30, 2018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(5,700)	(5,700)
Exercise of stock options (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85	—		—	85
Balance at September 30, 2018	282,771	$1,297	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,195	3,786,878	$27,236	—	—	—	—	$2,629	$(1,634)	—	(48,555)	$12,841

Balance as of December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,655	$(1,634)		$(58,270)	$83,548
Transactions in three-month period ended March 31, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(10,452)	(10,452)
Exercise of stock options (note 5)	18,153	51	—	—	—	—	—	—	—	—	—	—	—	—	(26)	—		—	25
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	211	—		—	211

Balance at March 31, 2019	614,940	$2,090	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,840	$(1,634)		$(68,722)	$73,332
Transactions in three-month period ended June 30, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(13,658)	(13,658)
Exercise of stock options (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	276	—		—	276
Initial puplic offering (note 5)	6,325,000	85,363	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	85,363
Preferred share conversion (note 5)	17,550,802	138,758	(372,211)	(2,027)	(2,443,914)	(12,643)	(2,830,907)	(17,198)	(3,786,878)	(27,236)	(6,893,236)	(64,719)	(1,223,656)	(14,935)	—	—		—	—
Balance as of June 30, 2019	24,490,742	$226,211	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$3,116	$(1,634)		$(82,380)	$145,313

Balance at June 30, 2019	24,490,742	$226,211	—	$—	—	$—	—	$—	—	$—	—	—	—	—	$3,116	$(1,634)		$(82,380)	$145,313
Transactions in three-month period ended September 30, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(12,831)	(12,831)
Exercise of stock options (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	350	—		—	350
Balance as of September 30, 2019	24,490,742	$226,211	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$3,466	$(1,634)		$(95,211)	$132,832

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Nine months ended September 30,
	2019	2018
Cash flows from
Operating activities
Net loss for the period	$(36,940)	$(13,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	14	8
Share-based compensation expense (note 5)	837	289
Changes in operating assets and liabilities:
Other receivables	(110)	(14)
Research and development tax credits receivable	(166)	200
Prepaid expenses	(2,119)	(1,369)
Operating lease, net	(11)	—
Accounts payable and accrued liabilities	4,001	624
Income taxes payable	(55)	(4)

Net cash used in operating activities	(34,549)	(13,735)

Investing activities
Acquisition of property and equipment	(312)	(5)
Acquisition of short-term investments	(35,000)	(9,000)
Redemption of short-term investments	5,029	16,018

Net cash (used in) provided by investing activities	(30,283)	7,013

Financing activities
Net proceeds from issuance of common shares in Initial Public Offering (note 5)	85,361	—
Issuance of common shares on exercise of share options (note 5)	25	37

Net cash provided by financing activities	85,386	37

Net increase in cash and cash equivalents during the period	20,554	(6,685)

Cash and cash equivalents – Beginning of period	85,947	10,880

Cash and cash equivalents – End of period	$106,501	$4,195

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

Initial Public Offering

On May 13, 2019, the Company completed its initial public offering ("IPO"), whereby the Company issued 5,500,000 common shares at a public offering price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on May 9, 2019. On May 15, 2019, the underwriters fully exercised their option to purchase an additional 825,000 common shares at the public offering price of $15.00 per share. The gross proceeds received by the Company from the offering were $94.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon the closing of the IPO, 24,490,742 common shares were outstanding, which included all outstanding shares of Class A1, A2, B, C, D1 and D2 preferred shares that converted into 17,550,802 common shares.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018.

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

c)  Adoption of New Accounting Standards and New Lease Agreement

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

The Company did not record an operating lease right-of-use asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term.  Upon adoption date, the Company had only one operating lease with a remaining term of less than 12 months for its offices located in Charlotte, NC, which had a termination date of July 31, 2019, and for which the Company was not reasonably certain of renewing the lease. The lease was extended for two months and terminated in September 2019.

On June 3, 2019, the Company entered into a new lease arrangement for a three-year term for its office located in Charlotte, NC. The Company recognized the operating lease right-of-use asset and operating lease liabilities at the lease commencement date on September 10, 2019.  The company was not reasonably certain of renewing the lease following the initial term and recognized the right-of-use asset and operating lease liabilities over the 36-month period ending September 30, 2022.

The Company does not have a public credit rating and carries no debt.  As such, several factors were considered in the determination of its incremental borrowing rate used in determining the present value of lease payments.  The Company examined the Bloomberg credit ratings for similar companies; assumed equivalency between the

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Canadian and US markets for collateralized debt; factored in the cumulative dividend rate on convertible preferred shares; and used short-term rates based on the remaining lease term of 23 months upon the standard adoption on January 1, 2019 and on 36 months for the new lease agreement entered into in September 2019.  This resulted in an incremental borrowing rate of 8%.  Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term.  The Company’s lease arrangements do not have lease and non-lease components which are accounted for separately. The adoption of the accounting standard did not materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the nine months ended September 30, 2019.

The Company's two operating leases right-of-use assets are as follows as at September 30, 2019:

Right-of-use adoption date of January 1, 2019	$321
New operating lease right-of-use asset	401
Amortization of right-of-use asset during the nine-month period ending September 30, 2019	(129)
$593

Operating lease expenses of $202 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the nine-month period ended September 30, 2019, and are comprised of two operating lease right-of-use assets and one operating lease of less than 12 months.

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at September 30, 2019:

October 1, 2019 to September 30, 2020	$389
October 1, 2020 to September 30, 2021	131
October 1, 2021 to September 30, 2022	109
629
Less interest	(47)
$582

As at December 31, 2018, the Company had a lease commitment for its headquarters located in Ville Saint-Laurent, Quebec, expiring on November 30, 2020 with an option to renew for an additional three years and a commitment for its office located in Charlotte, North Carolina, which had a termination date of July 31, 2019. The minimum lease payments as at December 31, 2018 were as follows:

	Lease	Lease
	operating	base rent	Total lease
	expenses	expenses	commitment
2019	$86	$130	$216
2020	79	85	164
	$165	$215	$380

Total rental expense under operating leases for the year ended December 31, 2018 was $232.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

3     Short-term investments

Short-term investments are comprised of term deposits issued in US currency, earning interest at 2.47%, maturing between October 1, 2019 and October 25, 2019.

4     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following:

	September 30, 2019	December 31, 2018
Trade accounts payable	$3,324	$2,603
Accrued research and development liabilities	3,580	1,012
Other accrued liabilities	560	164
Accrued compensation and benefits payable	1,014	698
	$8,478	$4,477

5      Shareholders’ equity (deficit)

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

In May 2019, the Company completed its initial public offering ("IPO"), whereby the Company issued in total 6,325,000 common shares at a public offering price of $15.00 per share (note 1). The gross proceeds received by the Company from the offering were $94.9 million. Upon the closing of the IPO, all outstanding shares of Class A1, A2, B, C, D1 and D2 preferred shares converted into 17,550,802 common shares.

The Company's board of directors adopted and its shareholders approved the 2019 Employee Share Purchase Plan ("ESPP") in April 2019, which became effective on May 8, 2019. The number of common shares initially reserved for issuance under the ESPP was 278,734 common shares. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of the Company's share capital outstanding on the last day of the calendar month before the date of the automatic increase and (2) 487,837 shares; provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of September 30, 2019, no common shares have been issued under the ESPP. The first offering period has not yet been decided by the Company's board of directors.

During the nine-month period ended September 30, 2019, the Company issued a total of 18,153 common shares [2018 – 42,781]for a total cash consideration of $25 [2018 - $37] pursuant to the exercise of 18,153 stock options [2018 – 42,781] at an average exercise price of US$1.3225 per option [2018 – US$0.8298]. As a result, an amount of $26 [2018 - $32] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Additional paid-in capital

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Opening balance	$3,116	$2,544	$2,655	$2,372
Share-based compensation expense	350	85	837	289
Exercise of stock options	—	—	(26)	(32)
Closing balance	$3,466	$2,629	$3,466	$2,629

Share-based compensation

The Company's board of directors adopted and its shareholders approved the 2019 Equity Incentive Plan (the "2019 Plan") in April 2019, which became effective on May 8, 2019 in connection with the IPO. Initially, the maximum number of the Company's common shares that may be issued under the 2019 Plan is 4,710,564 shares, which is the sum of (1) 1,923,501 new shares, plus (2) the number of shares (not to exceed 2,787,063 shares) (i) that remained available for the issuance of awards under the Company's Stock Option Plan (the "2011 Plan") at the time the 2019 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2011 Plan that terminate, expire or are otherwise forfeited, reacquired or withheld. In addition, the number of the Company's common shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of the Company's capital shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company's board of directors. As of May 8, 2019, the Company's 2011 Plan was terminated and no further option grants will be made under the 2011 Plan.

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

The 2011 Plan was terminated as of May 8, 2019 and a total of 2,393,631 options are still outstanding at September 30, 2019.

As of September 30, 2019, there were 2,316,933 options available for awards under the 2019 Plan, of which 241,378 were granted, leaving 2,075,555 available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at September 30 were as follows:

	2019		2018
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of shares	price	of shares	price
Outstanding at beginning of period	2,295,045	$1.7714	968,782	$1.1330
Forfeited/expired	—	—	(12,198)	1.0958
Granted – 2011 Plan	116,739	9.4152	970,225	1.5745
Granted – 2019 Plan	241,378	20.3400	—	—
Exercised	(18,153)	1.3225	(42,781)	0.8298
Outstanding at end of period	2,635,009	$3.8141	1,884,028	$1.3671
Exercisable at end of period	906,994	$1.4851	691,983	$1.1064

As of September 30, 2019, the weighted average remaining contractual life was 6.25 [2018 – 6.25 years]. The weighted average remaining contractual life was 6.7 years for vested options [2018 – 7.0 years]. There were no options forfeited for the nine-month period ended September 30, 2019 (2018 –12,198).

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity (deficit). The weighted average fair values of options granted in the nine-month period ended September 30, 2019 was $11.76 per share [2018 - $1.13]. Share-based compensation expense recognized for the nine-month period ended September 30, 2019 was $837 [2018 - $289].

As of September 30, 2019, there was $6,193 [2018 – $1,336] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years [2018 – 3.1 years].

The non-vested options as at September 30 were as follows:

	2019		2018
		Weighted		Weighted
	Number	average	Number	average
	of options	fair value	of options	fair value
Non-vested share options at beginning of period	1,706,303	$1.3458	451,113	$1.0266
Forfeited/expired	—	—	(12,198)	1.0639
Granted – 2011 Plan	116,739	6.6491	970,225	1.1343
Granted – 2019 Plan	241,378	14.2264	—	—
Vested, outstanding	(336,405)	$1.2104	(217,018)	$1.0851
Non-vested share options at end of period	1,728,015	$3.5297	1,192,122	$1.1011

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the three-month and nine-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Exercise price	$21.63	$1.91	$16.78	$1.57
Share price	$21.63	$1.91	$16.78	$1.57
Volatility	80%	82%	80%	82%
Risk-free interest rate	1.54%	2.77%	1.94%	2.77%
Expected life	6.25	6.25	6.25	6.25
Dividend	0%	0%	0%	0%

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

The Company recognized share-based compensation expense as follows for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Administration	$194	$22	$396	$72
Research and development	124	53	358	178
Commercial activities	32	10	83	39
	$350	$85	$837	$289

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30 as they would be anti-dilutive:

	2019	2018
Redeemable convertible preferred shares	—	9,433,910
Share options and unvested restricted share awards	2,635,009	1,884,028
	2,635,009	11,317,938

Amounts in the table above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

7     Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures for an amount of $270 for the nine-month period ended September 30, 2019 [2018 - $195].

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

Overview

We are a Phase 3 clinical-stage biopharmaceutical company dedicated to developing and commercializing etripamil for the treatment of cardiovascular indications. Etripamil is a novel, potent and short-acting calcium channel blocker that we designed and are developing as a rapid-onset nasal spray to be administered by the patient to terminate episodes of paroxysmal supraventricular tachycardia, or PSVT, as they occur. PSVT is a rapid heart rate condition that starts and stops without warning, often experienced by patients with symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers (CCB) have long been approved for the treatment of PSVT as well as other cardiac conditions. CCBs available in oral form are frequently used prophylactically to control the frequency and/or duration of future PSVT episodes. For treatment of episodes of PSVT, calcium channel blockers are approved only when administered intravenously under medical supervision, usually in the emergency department. Etripamil’s combination of convenient nasal-spray delivery, rapid-onset and short duration of action has the potential to shift the current treatment paradigm away from the burdensome and costly emergency department setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of PSVT wherever and whenever they occur.

We completed our Phase 2 clinical trial of etripamil for the treatment of PSVT in the United States and Canada, with results published in the Journal of the American College of Cardiology. The study showed an 87% termination rate of induced PSVT within 15 minutes at the 70 mg dose versus a 35% termination rate for placebo. The 70 mg dose was selected for testing in Phase 3 and we are actively recruiting patients for our first Phase 3 clinical trial of etripamil, designated as NODE-301, which may serve as a single pivotal efficacy trial required for approval by the US Food and Drug Administration (FDA).  We expect top‑line data for NODE-301 in the middle of the first half of 2020. In addition to the pivotal efficacy trial, our Phase 3 clinical program for etripamil for PSVT includes two open‑label safety studies.  The first safety study, designated as NODE-302, which we initiated in December 2018, serves as an extension study for those patients who successfully dosed with study drug during our pivotal efficacy trial (NODE-301).  The second safety study, designated  NODE-303, was initiated in October 2019 and serves to collect safety data from patients who did not participate in either NODE-301 or NODE-302 and will also be conducted outside of North America. Based on a review of the NODE-301 safety data that was available in June 2019, the FDA agreed to allow patient enrollment in the NODE-303 study to begin without an in-office safety test dose that is currently utilized in the NODE-301 pivotal study and with a broad patient population consistent with ongoing studies, including older patients and those patients taking concomitant beta-blockers and calcium channel blockers.

The FDA also agreed to our request to increase the target number of PSVT events in the NODE-301 trial to 150 events, up from the originally planned 100 events. The upsized trial satisfies a regulatory request from the European Medicines Agency (EMA) to eliminate the use of un-blinded, third-party data reviews, which would have directed the Company when to stop the study for purposes of safeguarding against potential randomization imbalances.  The rate of events in NODE-301, which remains blinded, are tracking ahead of our initial projections, and we currently expect top-line data to be available in the middle of the first half of 2020. Further, after the NODE-301 trial reaches its target of 150 adjudicated PSVT events, collection of blinded data from randomized patients who have not yet experienced an event will continue.  These data will be analyzed as a secondary data set, referred to as NODE-301B, and may contribute  to potentially valuable sub-population analyses and pharmaco-economic assessments.

As with PSVT, calcium channel blockers are also approved and utilized in intravenous (IV) form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular heart rates (RVR).  We plan to initiate a proof of concept clinical trial in 2020 to evaluate etripamil’s potential effectiveness in this same atrial fibrillation RVR population in which  IV-administered calcium channel blockers have been used effectively.

As we generate more data on etripamil’s safety and efficacy profile in PSVT and arial fibrillation (RVR), we will continue to assess whether etripamil could be developed to potentially fulfill other areas of unmet medical need, with a current focus on planning for development activies in the areas of angina.

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently preparing for commercialization. We operate our business utilizing a significant outsourcing model.  As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2019 and 2018, we recorded net losses of $36.9 million and $13.5 million, respectively. As of September 30, 2019, we had an accumulated deficit of $95.2 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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
•

establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

•

initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation with rapid ventricular rate and angina, and for any additional product candidates that we may pursue in the future;

•

build a portfolio of product candidates through development, or the acquisition or in‑license of drugs, product candidates or technologies and further develop and/or prepare to commercialize those product candidates;

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

Reverse Stock Split

On April 26, 2019, in connection with our initial public offering, or IPO, our Board of Directors approved an amendment to our articles of incorporation to effect a 1-for-5.3193 reverse stock split of our common shares, convertible preferred shares and the share options of the Company.  Accordingly, all common shares, convertible preferred shares, share options and per share amounts in the consolidated financial statements and MD&A have been retroactively adjusted for all periods presented to give effect to the reverse stock split.  The reverse stock split was effected on April 26, 2019.

Initial Public Offering

On May 13, 2019, we completed our IPO, whereby we issued 5,500,000 common shares at a public offering price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on May 9, 2019. On May 15, 2019, the underwriters fully exercised their option to purchase an additional 825,000 common shares at the public offering price of $15.00 per share. We received net proceeds from the IPO and the over-allotment exercise of $85.4 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, 24,490,742 common shares were outstanding, which included all outstanding shares of our preferred shares that converted into 17,550,802 common shares.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. Historically, we have incurred research and development expenses that primarily relate to the development of etripamil for the treatment of PSVT.  As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate and angina to increase for each of their respective clinical trials, we expect our research and development expenses related to the development of etripamil for PSVT to remain a large majority of our total research and development expenses. The following table shows our research and development expenses by type of activity for the nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Clinical and pre-clinical	$7,778	$3,064	$22,989	$7,117
Drug manufacturing and formulation	1,431	581	3,699	1,736
Regulatory and other costs	435	313	1,418	894
Less: investment tax credits	(99)	(47)	(270)	(195)
Total research and development expenses	$9,545	$3,911	$27,836	$9,552

We expect our research and development expenses to continue to increase substantially as we increase personnel costs, including share-based compensation, and as we continue the development of etripamil and pursue regulatory approval. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

We expect to continue to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to continue to increase our administrative headcount significantly to operate as public company and as we advance etripamil and any future product candidates through clinical development, which has also increased our general and administrative expenses.

Commercial Expenses

Commercial expenses consist primarily of personnel and related compensation costs, market and health economic research, and market development activities for PSVT and, to a much lesser extent, atrial fibrillation with rapid ventricular rate and angina. The focus of these expenses is three-fold: first, we want to leverage rigorous primary and secondary research to fully understand our target disease states from the perspective of the patient, healthcare provider, and payor; second, we want to understand and document the burden of disease posed by PSVT from an epidemiology, healthcare resource use, and cost perspective; and third, we want to engage our target patient, physician, and payor stakeholders with evidence-based and compliant educational materials that serve to increase the awareness and understanding of the impact of PSVT on patients and the overall healthcare system.

Starting approximately one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure and personnel required to launch our first product in the United States.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations and changes:

	Three months ended
	September 30,
(in thousands)	2019	2018	$Change	% Change
Operating expenses
Research and development, net of tax credits	$9,545	$3,911	$5,634	144.1%
General and administrative	2,104	646	1,458	225.7%
Commercial	2,076	1,228	848	69.1%
Total operating expenses	13,725	5,785	7,940	137.3%
Loss from operations	(13,725)	(5,785)	(7,940)	137.3%
Interest income, net of bank charges	821	85	736	865.9%
Loss and comprehensive loss before income taxes	(12,904)	(5,700)	(7,204)	126.4%
Income tax (recovery) expense	(73)	—	(73)	—
Net loss and comprehensive loss	$(12,831)	$(5,700)	$(7,131)	125.1%

	Nine months ended
	September 30,
(in thousands)	2019	2018	$Change	% Change
Operating expenses
Research and development, net of tax credits	$27,836	$9,552	$18,284	191.4%
General and administrative	4,725	1,834	2,891	157.6%
Commercial	6,428	2,329	4,099	176.0%
Total operating expenses	38,989	13,715	25,274	184.3%
Loss from operations	(38,989)	(13,715)	(25,274)	184.3%
Interest income, net of bank charges	1,993	265	1,728	652.1%
Loss and comprehensive loss before income taxes	(36,996)	(13,450)	(23,546)	175.1%
Income tax (recovery) expense	(55)	18	(73)	-405.6%
Net loss and comprehensive loss	$(36,941)	$(13,468)	$(23,473)	174.3%

Research and Development Expenses

Research and development, or R&D, expenses increased by $5.6 million, or 144%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Similarly, R&D expenses increased by $18.3 million, or 191% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. During the quarter ended September 30, 2019, we recorded $9.5 million in R&D expenses.  During the nine months ended September 30, 2019, we recorded $27.8 million in research and development expenses.  Spending during both periods was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT and increases in headcount related expenses to support the trials and activities important for regulatory approvals. We spent $6.5 million on these programs in the third quarter of 2019 and recorded personnel and related R&D costs of $3.1 million. During the same period of 2018, we recorded expenses of $4.0 million including $2.5 million related to the start-up costs for the safety and efficacy trial in etripamil for the treatment of PSVT and recorded personnel and R&D related costs of $1.5 million. Additionally, we spent $19.1 million on these programs in the nine months ended September 30, 2019 and recorded personnel and related R&D costs of $9.0 million. During the same period of 2018, we recorded expenses of $9.7 million including $5.2 million related to start-up costs for our Phase 3 safety and efficacy trial in etripamil for the treatment of PSVT and recorded personnel and R&D related costs of $4.5 million. We also recognized $0.1 million of R&D investment tax credits provided by the provincial government of Québec in the three-

month periods ended September 30, 2019 and 2018 and $0.3 million of such tax credits in the nine-month periods ended September 30, 2019 and $0.2 million in 2018.  Tax credits are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 226% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased by $2.9 million, or 158% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. During these three and nine-month periods ended on September 30, 2019, we increased our administrative headcount and, as a result, compensation and related personnel costs increased when compared to the same periods in 2018.  In addition, we incurred increased spending for consulting fees, recruiting fees and professional fees, including legal and accounting services incurred to support our IPO.  Following the IPO, insurance costs increased in the second quarter of 2019 to support risk management activities as a public company.

Commercial Expenses

Commercial expenses increased by $0.8 million, or 69%, for the three months ended September 30, 2019 and by $4.1 million, or 176% for the nine months ended September 30, 2019 when compared to the same periods in 2018. During these three and nine-month periods, commercial expenses reflect increased commercial headcount and related costs, increase in additional commercial and market research, increases in the scope of our patient advocacy activities, and costs of a medical affairs team focused on engaging key opinion leaders’ and raising disease awareness.

Interest Income, Net

Interest income, net of bank charges was $0.8 million and $0.1 million for the three-month periods ended September 30, 2019 and 2018, respectively and $2.0 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in the three and nine months ended September 30, 2019 reflects increased earnings on cash, cash equivalents and short‑term investments related to the proceeds from the October 2018 Series D preferred share financing and the net cash proceeds from the IPO and over-allotment exercised in May 2019.

Net Loss

For the foregoing reasons, we had net losses of $12.8 million and $5.7 million for the three months ended September 30, 2019 and 2018, and $36.9 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from our IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $136.5 million and an accumulated deficit of $95.2 million.

Based on our current operating plan, we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that our development and commercial planning activities progress on plan.

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

In addition, we  have exclusive development and commercialization rights for etripamil for all indications that we may pursue and as such have the potential to license development and or commercialization rights for etripamil to a potential partner. We plan to establish commercialization and marketing capabilities using a direct sales force to commercialize etripamil in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies. For other new product candidates, our efforts are focused on licensing development and/or commercialization rights from potential partners.  In the case of either in-licensing or out-licensing, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization plans and capital requirements.

The timing and amount of our operating expenditures will depend largely on:

•	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in PSVT and in other cardiovascular indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of etripamil and any future product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2019	2018	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(34,549)	$(13,735)	$(20,814)	151.5%
Investing activities	(30,283)	7,013	(37,296)	-531.8%
Financing activities	85,386	37	85,349	230673.0%
Net increase (decrease) in cash and cash equivalents during the period	$20,554	$(6,685)	$27,239

Operating Activities

In the nine months ended September 30, 2019, we used $34.5 million of cash in operating activities, which consisted of a net loss of $36.9 million and a net change of $1.5 million in our net operating liabilities and non‑cash charges of $0.9 million. The non‑cash charges primarily consist of share‑based compensation expense for grants to employees. The change in our net operating assets and liabilities was due to an increase of $4.0 million for accounts payable and accrued liabilities and net decrease of $0.3 million primarily related to other receivables, income tax payable and research and development tax credits receivable offset by an increase of $2.1 million for prepaid expenses.

In the nine months ended September 30, 2018, we used $13.7 million of cash in operating activities which consisted of a net loss of $13.5 million and a net change of $0.5 million in our net operating assets and non-cash charges of $0.3 million. The non-cash charges mainly consist of share-based compensation expense for grants to employees.  The change in our net operating assets and liabilities was primarily due to an increase of $1.4 million for prepaid expenses offset by a decrease of $0.2 million in R&D tax credits receivable, a decrease of $0.6 million in accounts payable and accrued liabilities and a net decrease of $0.1 million primarily related to other receivables and income tax payable.

Investing Activities

In the nine months ended September 30, 2019, there was a net use of cash of $30.3 million. Short-term investment acquisitions used $35.0 million in cash and redemptions provided $5.0 million.  In addition, $0.3 million of cash was used for the acquisition of property and equipment. In the nine months ended September 30, 2018, there was a net cash provided of $7.0 million. Short-term investment acquisitions used $9.0 million in cash and redemptions provided $16.0 million.

Financing Activities

In the nine months ended September 30, 2019, the IPO and the exercise by the underwriters of their option to purchase additional common shares provided a net cash consideration of $85.4 million. In the nine months ended September 30, 2019 and 2018, financing activities provided $25 thousand and $37 thousand, respectively, which consisted of the exercise of share options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as at September 30, 2019, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in note 2 of our most recent annual consolidated financial statements, except for the adoption of ASC 842 “Leases” described below. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

We did not record an operating lease right-of-use asset and corresponding lease liability for leases with an initial term of twelve months or less and recognize lease expense for these leases as incurred over the lease term.  Upon adoption date, we had only one operating lease with a remaining term of less than 12 months for our offices located in Charlotte, NC, which had a termination date of July 31, 2019, and for which we were not reasonably certain of renewing the lease. The lease was extended for two months and terminated in September 2019.

On June 3, 2019, we entered into a new lease arrangement for a three-year term for our office located in Charlotte, NC. We recognized the operating lease right-of-use asset and operating lease liabilities at the lease commencement date on

September 10, 2019.  We were not reasonably certain of renewing the lease following the initial term and recognized the right-of-use asset and operating lease liabilities over the 36-month period ending September 30, 2022.

We do not have a public credit rating and we carry no debt.  As such, several factors were considered in the determination of its incremental borrowing rate used in determining the present value of lease payments.  We examined the Bloomberg credit ratings for similar companies; assumed equivalency between the Canadian and US markets for collateralized debt; factored in the cumulative dividend rate on convertible preferred shares; and used short-term rates based on the remaining lease term of 23 months upon the standard adoption on January 1, 2019 and on 36 months for the new lease agreement entered into in September 2019.  This resulted in an incremental borrowing rate of 8%.  Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term.  Our lease arrangements do not have lease and non-lease components which are accounted for separately. The adoption of the accounting standard did not materially impact our consolidated statement of operations or its consolidated statement of cash flows for the nine months ended September 30, 2019.

Our two operating leases right-of-use assets are as follows as at September 30, 2019:

(in thousands)
Adoption as at January 1, 2019	$321
New operating lease right-of-use asset	401
Recognition of right-of-use asset in the nine-month period ending September 30, 2019	(129)
$593

Operating lease expenses of $202,000 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the nine-month period ended September 30, 2019.

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at September 30, 2019:

(in thousands)
October 1, 2019 to September 30, 2020	$389
October 1, 2020 to September 30, 2021	131
October 1, 2021 to September 30, 2022	109
629
Less interest	(47)

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements in the accompanying notes to our audited consolidated financial statements as at December 31, 2018 appearing in the Prospectus, and in Note 2 of our unaudited interim consolidated financial statements as at September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $136.5 million as of September 30, 2019, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At September 30, 2019, our net monetary assets denominated in Canadian dollars were equivalent to $0.9 in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. We have updated the risk factors previously disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was filed with the Securities and Exchange Commission on August,13, 2019 as set forth below and as indicated by an asterisk “*” set forth across the title of each such updated risk factor.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.*

Since inception in 2003, we have incurred significant operating losses. Our net loss was $8.1 million and $23.2 million for the years ended December 31, 2017 and 2018, respectively, and $36.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $95.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, or PSVT;
•	seek marketing approvals for etripamil for the treatment of PSVT and other cardiovascular indications and any future product candidates that successfully complete clinical trials;
•

establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly with third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

•	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
•

initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation with rapid ventricular rate and angina, and for any additional product candidates that we may pursue in the future;

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company founded in 2003, and our operations to date have been largely focused on raising capital, organizing and staffing our company, and undertaking preclinical studies and conducting clinical trials for etripamil. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successful clinical development and commercialization of products.

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

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.*

Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operations for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•	the timing, progress and results of our ongoing and planned clinical trials of etripamil in PSVT and in other cardiovascular indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors who we rely on to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
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

Our ability to use our non-capital loss carryforwards to offset future taxable income may be subject to certain limitations.*

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2018, we had Canadian federal and provincial non-capital loss carry forwards of $42.4 million and $41.6 million, respectively, which expire beginning in 2027 through 2038. In addition, we also have scientific research and experimental development expenditures of $5.8 million and $8.4 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2018, we had federal net operating loss carryforwards of $3.8 million as a result of expenses incurred in Milestone USA, Inc., our wholly-owned subsidiary. Under U.S. federal income tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.*

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which PSVT episodes were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials are being conducted in an outpatient setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of PSVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA-approved single-spray devices. In our Phase 3 clinical trials, patients self-administer two sprays of study drug from an FDA-approved device that is capable of delivering two separate sprays. Accordingly, the results of our Phase 2 trial of etripamil may not be replicated in the outpatient setting of our Phase 3 clinical trials. In addition, until completion of our NODE-301 Phase 3 clinical trial, patients are in general only eligible to enroll in our open-label NODE-302 extension trial after successfully dosing in NODE-301. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

Clinical trials are very expensive, time consuming and difficult to design and implement.*

Our product candidates will require clinical testing before we are prepared to submit an NDA, or comparable application to foreign regulatory authorities, for regulatory approval. We cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or foreign regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for etripamil and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.*

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with PSVT, or any other indications that we may pursue for etripamil or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of etripamil and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. In our Phase 3 clinical trials, we are attempting to enroll elderly patients and patients taking concomitant medications that impact the heart, such as other calcium channel blockers and beta blockers. We are doing this in order to obtain efficacy and safety data on patients representing the subset of our intended population that is most vulnerable to safety concerns with the use of etripamil. Such patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of etripamil.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Healthcare legislative reform measures may have a negative impact on our business and results of operations.*

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. While some of these measures may require additional authorization to become effective, U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

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

Risks Related to Our Dependence on Third Parties

We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.*

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

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Any failure by third parties to prevent unauthorized access, use or disclosure of data, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information.

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

Etripamil is intended to be used with a nasal-spray device, which may result in additional regulatory and supply risks.*

Etripamil is administered through a nasal-spray device that we obtain from a single source supplier, and that supplier is relying on multiple component suppliers, some of whom are single source suppliers. There are a limited number of device suppliers that address our particular design requirements. While we intend to explore alternative nasal spray devices for the delivery of etripamil that are produced by other suppliers to have backup sources for future commercial needs, we may not identify other nasal device suppliers that meet our requirements, and such alternative devices may not be as effective at the delivery of etripamil as our current supplier’s device. We do not currently have a formal supply agreement with our current sole nasal spray device supplier, and obtain such devices as needed. Even if we reach agreement for commercial supply, if we do not have additional nasal spray device suppliers, our sole supplier may be unable to meet our demands. Unpredictability of supply could have a material adverse effect on our commercialization plans for etripamil, if approved, and could have a material adverse effect on our business and financial condition.

Our finished drug product in the intra-nasal delivery system will be regulated as a drug/device combination product. We may experience delays in obtaining regulatory approval of etripamil given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic, or device. The delivery system device would be subject to FDA device requirements regarding design, performance and validation as well as human factors testing, among other things.

Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or the third-party providers or suppliers to obtain or maintain regulatory approval could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in etripamil reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect sales of etripamil.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on our President and Chief Executive Officer, Joseph Oliveto, our founder and Chief Scientific Officer, Philippe Douville, our Chief Medical Officer, Francis Plat, our Chief Commercial Officer, Lorenz Muller and our Chief Financial Officer, Amit Hasija. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees other than on our President and Chief Executive Officer, Joseph Oliveto.

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

We expect to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2019, we had 30 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our common stock is thinly traded and our stockholders may be unable to sell their shares quickly or at market price.*

Although we have had periods of high volume daily trading in our common shares, generally our shares are thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon our common shares outstanding as of November 1, 2019, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares will, in the aggregate, beneficially own shares representing 73.1% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

We currently take advantage of some or all of these reporting exemptions and may continue to until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-

convertible debt during the prior three-year period. We cannot predict whether investors will find our common shares less attractive because we will rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

We are incurring, and expect to continue to incure additional costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds from the IPO

On May 13, 2019, we completed our IPO and issued 6,325,000 common shares at an initial offering price of $15.00 per share (inclusive of 825,000 common shares pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of $85.4 million, after deducting underwriting discounts and commissions. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Cowen and Company, LLC and Piper Jaffray & Co. acted as lead book-running managers. Oppenheimer & Co. Inc. acted as lead manager for the IPO.

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

None

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
10.1+

Employment Agreement, dated September 9, 2019, between the Company and Amit Hasija (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on September 10, 2019).

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

MILESTONE PHARMACEUTICALS INC.

Date: November 13, 2019	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial and Accounting Officer)