Form 10-Q
period 2020-03-31
Milestone Pharmaceuticals Inc.
filed 2020-05-14
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 24,610,041 common shares, no par value per share, outstanding.

“Milestone Pharmaceuticals” and the Milestone logo appearing in this Quarterly Report on Form 10-Q are unregistered trademarks of Milestone Pharmaceuticals Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

This Quarterly Report on Form 10-Q contains references to United States dollars and Canadian dollars. All dollar amounts referenced, unless otherwise indicated, are expressed in United States dollars. References to “$” are to United States dollars and references to “C$” are to Canadian dollars.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "aim," "anticipate," "assume," "believe," "contemplate," "continue," "could," "design," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "positioned," "potential," "seek," "should," "target," "will," "would" and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•

the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT, and of our research and development programs;

•	our plans to develop and commercialize etripamil and any future product candidates;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
•	our ability to establish collaborations or obtain additional funding;
•	our ability to obtain regulatory approval of our current and future product candidates;
•	our ability to finalize the registration plan for etripamil in PSVT, which is dependent on future discussions with the United States Food and Drug Administration and other regulatory agencies;
•	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
•	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;

•	our intellectual property position and the duration of our patent rights;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to compete in the markets we serve;
•	the impact of government laws and regulations;
•	business and clinical trial interruptions resulting from public health emergencies, including those related to the COVID-19 pandemic;
•	developments relating to our competitors and our industry; and
•	the factors that may impact our financial results.

The foregoing list of risks is not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, do not protect any forward-looking statements that we make in connection with this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$101,816	$119,818
Research and development tax credits receivable	684	578
Prepaid expenses	1,565	1,845
Other receivables	259	258
Total current assets	104,324	122,499
Operating lease right-of-use assets	451	524
Property and equipment	381	405
Total assets	$105,156	$123,428

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 3)	$5,170	$7,997
Current portion of operating lease liabilities	196	330
Total current liabilities	5,366	8,327
Operating lease liabilities	158	184
Total liabilities	5,524	8,511

Shareholders’ Equity (note 4)
Share capital
Common shares, no par value, unlimited shares authorized, 24,559,470 shares issued and outstanding as of March 31, 2020, 24,505,748 shares issued and outstanding as of December 31, 2019	226,378	226,245
Additional paid-in capital	4,730	3,805
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(129,842)	(113,499)

Total shareholders’ equity	99,632	114,917

Total liabilities, and shareholders’ equity	$105,156	$123,428

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2020	2019
Operating expenses
Research and development, net of tax credits (note 6)	$11,872	$7,765
General and administrative	2,703	979
Commercial	2,183	2,186

Loss from operations	$(16,758)	$(10,930)

Interest income, net of bank charges	415	500

Loss and comprehensive loss before income taxes	(16,343)	(10,430)

Income tax expense	—	22

Net loss and comprehensive loss for the period	$(16,343)	$(10,452)

Weighted average number of shares outstanding, basic and diluted	24,548,777	603,040

Net loss per share, basic and diluted (note 5)	$(0.67)	$(17.32)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity and Convertible Preferred Shares

(Unaudited)

(thousands of US dollars, except per share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,655	$(1,634)	$(58,270)	$83,548
Transactions in 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,452)	(10,452)
Exercise of stock options (note 4)	18,153	51	—	—	—	—	—	—	—	—	—	—	—	—	(26)	—	—	25
Share-based compensation (note 4)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	211	—	—	211
Balance at March 31, 2019	614,940	$2,090	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,840	$(1,634)	(68,722)	$73,332

Balance as of December 31, 2019	24,505,748	$226,245	—	$—	—	$—	—	$—	—	$—	—	—	—	—	$3,805	$(1,634)	(113,499)	$114,917
Transactions in 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,343)	(16,343)
Exercise of stock options (note 4)	53,722	133	—	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	77
Share-based compensation (note 4)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	981	—	—	981
Balance as of March 31, 2020	24,559,470	$226,378	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$4,730	$(1,634)	$(129,842)	$99,632

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Three months ended March 31,
	2020	2019
Cash flows from
Operating activities
Net loss for the period	$(16,343)	$(10,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	24	3
Share-based compensation expense (note 4)	981	211
Changes in operating assets and liabilities:
Other receivables	(1)	128
Research and development tax credits receivable	(106)	26
Prepaid expenses	280	(4,100)
Operating lease right of use asset, net	(87)	—
Accounts payable and accrued liabilities	(2,827)	(571)
Income taxes payable (receivable)	—	22

Net cash used in operating activities	(18,079)	(14,733)

Financing activities
Issuance of common shares on exercise of share options (note 4)	77	25

Net cash provided by financing activities	77	25

Net increase in cash and cash equivalents during the period	(18,002)	(14,708)

Cash and cash equivalents – Beginning of period	119,818	85,947

Cash and cash equivalents – End of period	$101,816	$71,239

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1    Organization and nature of operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act of Québec. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short‑acting calcium channel blocker that the Company designed and is developing as a rapid‑onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

2     Summary of significant accounting policies

a)  Basis of consolidation

The consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. Milestone Pharmaceuticals USA, Inc. began its operations on March 3, 2017. All intercompany transactions and balances have been eliminated.

b)  Basis of presentation and use of accounting estimates

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with US GAAP have been omitted or condensed.  Accordingly, the unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2019.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2020, and its results of operations for the three months ended March 31, 2020 and 2019.

The condensed consolidated balance sheet as of December 31, 2019, was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures required by accounting principles generally accepted in the United States of America.

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

Milestone Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The Company anticipates that the COVID-19 pandemic will have an impact on the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

c) Recently adopted accounting pronouncement

New Accounting Policies - Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The Company adopted ASU 2016-13 effective January 1, 2020 and the adoption did not have an impact on the measurement of credit losses.

d) Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business.  The Company anticipates that the COVID-19 pandemic will have an impact on the development timelines for its clinical programs.  The extent to which the COVID-19 pandemic impacts its business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidate; delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

e) Sources of Liquidity and Funding Requirements

Since inception, the Company incurred significant operating losses. Prior to May 2019, the Company financed its operations primarily through sales of convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, the Company received net proceeds of $85.4 million from its Initial Public Offering.

Milestone Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of March 31, 2020, the Company had cash and cash equivalents of $101.8 million and an accumulated deficit of $129.8 million.

Management expects the Company’s current operating plan and existing cash and cash equivalents to be sufficient to fund its operations and determined that there are no events or conditions that may cast substantial doubt on the Company’s ability to continue as a going concern for at least the next 12 months.

3     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following:

	March 31, 2020	December 31, 2019
Trade accounts payable	$2,226	$4,376
Accrued research and development liabilities	1,924	1,513
Other accrued liabilities	526	331
Accrued compensation and benefits payable	494	1,777
	$5,170	$7,997

4      Shareholders’ equity

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

The Company's board of directors adopted and its shareholders approved the 2019 Employee Share Purchase Plan ("ESPP") in April 2019, which became effective on May 8, 2019. The number of common shares initially reserved for issuance under the ESPP was 278,764 common shares. The number of shares reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of the Company's share capital outstanding on the last day of the calendar month before the date of the automatic increase and (2) 487,837 shares; provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2020, the number of the Company’s common shares reserved for issuance under the ESPP increased by 245,057 common shares. As of March 31, 2020, 523,821 common shares were available and no common shares have been issued under the ESPP. The first offering period has not yet been decided by the Company's board of directors.

During the three-month period ended March 31, 2020, the Company issued a total of 53,722 common shares [2019 –18,153] for a total cash consideration of $77 [2019 - $25] pursuant to the exercise of 53,722 stock options [2019 – 18,153] at an average exercise price of  US$1.44 per option [2019 – US$1.32]. As a result, an amount of $56 [2019 - $26] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Additional paid-in capital

	Three months ended March 31,
	2020	2019
Opening balance	$3,805	$2,655
Share-based compensation expense	981	211
Exercise of stock options	(56)	(26)
Closing balance	$4,730	$2,840

Milestone Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Share-based compensation

The Company's board of directors adopted and its shareholders approved the 2019 Equity Incentive Plan (the "2019 Plan") in April 2019, which became effective on May 8, 2019 in connection with the IPO. Initially, the number of common shares issuable under the 2019 Plan was 2,316,933. Any shares subject to outstanding options or other share awards that were granted under the 2011 Plan that terminate, expire or are otherwise forfeited, reacquired or withheld will become available for issuance under the 2019 Plan. In addition, the number of the Company's common shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of the Company's capital shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company's board of directors.

As of May 8, 2019, the Company's 2011 Plan was terminated and no further option grants will be made. At March 31, 2020, a total of 2,305,826 options are still outstanding under the 2011 Plan.

Under the 2019 Plan and 2011 Plan, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% are exercisable from the first anniversary of grant date and 2.0833% become available at the end of each month after the first anniversary of grant date.

On January 1, 2020, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 980,229 common shares.  In addition, 19,077 options forfeited under the 2011 Plan after its termination and became available for issuance under the 2019 Plan. As of March 31, 2020, there were 3,316,239 shares available for issuance under the 2019 Plan, of which 2,333,689 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at March 31 were as follows:

	2020				2019
	Number			Weighted	Number	Weighted
	of shares			average	of shares	average
				exercise		exercise
	2019 Plan	2011 Plan	Total	price	2011 Plan	price
Outstanding at beginning of period - 2011 Plan	—	2,364,526	2,364,526	$2.15	2,295,045	$1.77
Outstanding at beginning of period - 2019 Plan	220,140	—	220,140	20.78	—	—
Granted - 2011 Plan	—	—	—	—	116,742	9.42
Granted - 2019 Plan	765,160	—	765,160	21.49	—	—
Exercised - 2011	—	(53,722)	(53,722)	1.44	(18,153)	1.32
Forfeited - 2011	—	(4,978)	(4,978)	2.12	—	—
Forfeited - 2019	(2,750)	—	(2,750)	21.48	—	—
Outstanding - 3/31/2020	982,550	2,305,826	3,288,376	$7.89	2,393,634	$1.99
Outstanding - 3/31/2020 - Weighted average exercise price	$21.33	$2.17
Exercisable at end of period	5,660	1,327,637	1,333,297	$1.92	670,168	$1.35
Exercisable at end of period - Weighted average exercise price	$18.43	$1.85

As of March 31, 2020, the weighted average remaining contractual life was 8.2 [2019 – 8.5 years]. The weighted average remaining contractual life was 7.0 years for vested options [2019 – 6.6 years]. There were 7,728 options forfeited for the three-month period ended March 31, 2020 [2019 – nil].

Milestone Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity. The weighted average fair values of options granted in the three-month period ended March 31, 2020 was $15.19 per share [2019 - $6.65]. Share-based compensation expense recognized for the three-month period ended March 31, 2020 was $981[2019 - $211].

As of March 31, 2020, there was $17,442 [2019 – $3,047] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years [2019 – 3.0 years].

The non-vested options as at March 31 were as follows:

	2020				2019
	Number			Weighted	Number	Weighted
	of options			average	of options	average
	2019 Plan	2011 Plan	Total	fair value	2011 Plan	fair value
Non-vested share options at beginning of period - 2011 Plan	—	1,152,300	1,152,300	$1.88	1,706,303	$1.35
Non-vested share options at beginning of period - 2019 Plan	218,975	—	218,975	$14.44	—	—
Granted - 2011 Plan	—	—	—	—	116,742	6.65
Granted - 2019 Plan	765,160	—	765,160	15.19	—	—
Vested, outstanding	—	(169,133)	(169,133)	5.81	(99,579)	1.18
Vested, outstanding	(4,495)	—	(4,495)	12.85	—	—
Forfeited - 2011	—	(4,978)	(4,978)	1.52	—	—
Forfeited - 2019	(2,750)	—	(2,750)	15.25	—	—
Non-vested share options at end of period	976,890	978,189	1,955,079	$8.12	1,723,466	$1.72
Non-vested share options at end of period - Weighted average fair value	$11.80	$1.21

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the three-month ended March 31:

	Three months ended March 31,
	2020	2019
Exercise price	$21.41	$9.42
Share price	$21.41	$9.42
Volatility	82%	80%
Risk-free interest rate	1.60%	2.50%
Expected life	6.24	6.25
Dividend	0%	0%

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

Milestone Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant.

The Company recognized share-based compensation expense as follows for the three months ended March 31:

	Three months ended March 31,
	2020	2019
Administration	$399	$70
Research and development	386	125
Commercial activities	196	16
	$981	$211

5     Net loss per share

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31 as they would be anti-dilutive:

	2020	2019
Redeemable convertible preferred shares	—	17,550,802
Share options and unvested restricted share awards	3,288,376	2,955,936
	3,288,376	20,506,738

Amounts in the table above reflect the common share equivalents of the noted instruments.

6     Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures for an amount of $106 for the three-month period ended March 31, 2020 [2019 - $78]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on  March 6, 2020. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

In March 2020, we reported topline results of the first part of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which is a placebo-controlled Phase 3 safety and efficacy trial.  The first part of NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five hour period following study drug administration. The median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo (p=0.12). Despite early activity, including the conversion of 61% of etripamil patients compared to 45% of placebo patients within 45 minutes after study drug administration (p=0.02), a time period consistent with etripamil's pharmacological activity, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint. Patients were monitored during five hours after study drug administration.

The study demonstrated statistically significant improvements in patients taking etripamil compared to those taking placebo in the secondary endpoint of patient reported treatment satisfaction, as measured by a treatment satisfaction questionnaire for medication (TSQM-9), including global satisfaction (p=0.0069) and effectiveness scores (p=0.0015). Additionally, there was a trend towards improvement in the percentage of patients seeking rescue medical intervention, including in the emergency department, with 15% and 27% etripamil and placebo patients, respectively, reporting such intervention (p=0.12).

We believe the safety and tolerability data from the first part of the NODE-301 trial will be supportive of at-home use of etripamil, with adverse events (AE) consistent with those observed in prior trials. The most common AEs observed in patients receiving etripamil were nasal irritation and congestion, and these events were typically transient in nature and most commonly characterized by patients as mild in severity. There were no significant differences in incidences of severe adverse events or adverse events of interest, such as atrioventricular nodal blocks or blood pressure-related symptoms, across the etripamil and placebo groups.

The second part of the NODE-301 trial, NODE 301B, is continuing. NODE-301B continues to follow patients already randomized in NODE-301 who did not administer a dose of the study drug before the end of the first part of NODE-301.

We plan to analyze the final data from NODE-301B separately as a second efficacy data set. We expect to receive guidance from the United States Food and Drug Administration (FDA) early in the third quarter of 2020 on our proposal to use data from the outcome of the NODE-301 trial as well as the ongoing NODE-301B trial. Should the FDA allow for the inclusion of 301B as a pivotal study for purpose of registration, we expect that additional patients will be newly randomized to increase the statistical power of NODE-301B. After such regulatory guidance, we will provide an update on our plans for the etripamil PSVT registration program.

In addition to NODE-301, the clinical development program for etripamil for PSVT consists of two other ongoing Phase 3 clinical trials, as well as completed Phase 2 and Phase 1 trials. NODE-302 is our ongoing Phase 3 open-label safety extension trial. Patients who complete NODE-301 may enroll in NODE-302 and receive up to an additional 11 doses of etripamil. NODE-302 is a multi-center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. All patients randomized in NODE‑301 were eligible for NODE‑302 after having successfully dosed with the study drug and completed a study closure visit. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self‑administration of etripamil. We initiated NODE‑302 in December 2018 and as of May 1, 2020 the trial has enrolled more than 150 patients and the trial is planned to be completed in 2020. Trial safety results will contribute to the etripamil safety database.

NODE-303 is a phase 3,  multi-center, open-label safety trial, evaluating the safety of etripamil when self‑administered without medical supervision, and to evaluate the treatment safety and efficacy of etripamil on multiple SVT episodes. The trial is designed to enroll enough patients to collect data on approximately 1,000 patients taking etripamil in an at-home setting. A more accurate sizing of the trial will be determined once an overall size of the safety dataset is determined for NDA filing following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which is required in the NODE-301 trial, and in a broad patient population including patients taking concomitant beta-blockers and calcium channel blockers.

We completed our Phase 2 clinical trial of etripamil for the treatment of PSVT in the United States and Canada, with results published in the Journal of the American College of Cardiology. Investigators reported an 87% termination rate of episodes of SVT within 15 minutes at the dose selected for our Phase 3 trials versus a 35% termination rate for placebo.

We have completed two Phase 1 clinical trials in healthy volunteers, characterizing the pharmacokinetics and pharmacodynamic effect of etripamil.  Our most recent Phase 1 trial (NODE-102) demonstrated no significant differences in etripamil plasma levels or pharmacodynamic outcomes between Caucasian volunteers or subjects of Japanese descent, which was the primary objective of the study.  In secondary analyses of all patients, the study showed that the relevant pharmacodynamic effect of etripamil for PSVT, as measured by PR interval prolongation, is in the range of 25 to 50 minutes.  This period of time is consistent with data on time to conversion of SVT and data on heart rate reductions observed in NODE-301.

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. We plan to initiate in 2020 a Phase 2 proof-of-concept clinical trial  to evaluate the potential effectiveness of etripamil to reduce ventricular rate in atrial fibrillation.

As we generate more data on the safety and efficacy profile of etripamil in PSVT, we will continue to assess whether etripamil could be developed for the treatment of atrial fibrillation, angina, and other areas of unmet medical need.

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently preparing for commercialization. We operate our business using a significant outsourcing model.  As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2020 and 2019, we recorded net losses of $16.3 million and $10.5 million, respectively. As of March 31, 2020, we had an accumulated deficit of $129.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

COVID-19 Business Update

While we are experiencing limited business or financial impact from the ongoing COVID-19 pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.  We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.  In March 2020, our global workforce transitioned to working remotely and this may impact productivity, delay or otherwise adversely impact our business. In addition, working at home policies could increase cybersecurity risk and communication disruptions.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity.  For our clinical development programs, we may experience disruptions or delays in our ability to initiate trial sites and enroll and assess patients.  The COVID-19 pandemic may also impact our ability to maintain patient enrollment.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

We expect that our current operating plan and existing cash and cash equivalents will be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Furthermore the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. It is not possible to reliably estimate the length and severity of this disruption.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate to increase for the clinical trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a large majority of our total research and development expenses. The following table shows our research and development expenses by type of activity for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
(in thousands)	2020	2019
Clinical and pre-clinical	$9,711	$6,750
Drug manufacturing and formulation	1,624	630
Regulatory and other costs	643	463
Less: investment tax credits	(106)	(78)
Total research and development expenses	$11,872	$7,765

We expect our research and development expenses to stay relatively consistant as we continue the development of etripamil and pursue regulatory approval. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and is subject to uncertainties and delays, including as a result of the ongoing COVID-19 pandemic. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative Expenses

General and administrative expenses include personnel and related compensation costs, expenses for outside professional services, lease expense, insurance expense and other general administrative expenses. Personnel costs consist of salaries, bonuses, benefits, related payroll taxes and share-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees.

We expect to continue to incurring expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

We expect to reduce planned operating expenses by 20 to 25% during the remainder of fiscal year 2020 in order to focus our efforts on an optimized clinical development pathway for etripamil that will be determined following regulatory feedback. The cuts will primarily affect pre-commercialization activities. Starting approximately one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure and personnel required to launch our first product in the United States.

Interest Income

Interest income primarily consists of interest income from our cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations and changes:

	Three months ended
	March 31,
(in thousands)	2020	2019	$Change	% Change
Operating expenses
Research and development, net of tax credits	$11,872	$7,765	$4,107	52.9%
General and administrative	2,703	979	1,724	176.1%
Commercial	2,183	2,186	(3)	-0.1%
Total operating expenses	16,758	10,930	5,828	53.3%
Loss from operations	(16,758)	(10,930)	(5,828)	53.3%
Interest income, net of bank charges	415	500	(85)	-17.0%
Loss and comprehensive loss before income taxes	(16,343)	(10,430)	(5,913)	56.7%
Income tax expense	—	22	(22)	—
Net loss and comprehensive loss	$(16,343)	$(10,452)	$(5,891)	56.4%

Research and Development Expenses

Research and development, or R&D, expenses increased by $4.1 million, or 52.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. During the quarter ended March 31, 2020, we recorded $11.9 million in R&D expenses.  During the quarter ended March 31, 2019, we recorded $7.8 million in research and development expenses. Spending during the period was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. We spent approximately $7.8 million in clinical development costs on these programs in the first quarter of 2020 and recorded related R&D and personnel costs of $4.2 million. During the same period of 2019, we recorded expenses of $5.4 million and recorded personnel and R&D related costs of $2.5 million. We also recognized $0.1 million of R&D investment tax credits provided by the provincial government of Québec in the three-month periods ended March 31, 2020 and 2019, which are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 176.1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. During the three-month period ended on March 31, 2020, compensation and related personnel costs increased when compared to the same period in 2019 due to an increase in administrative headcount. Following the IPO in May 2019, insurance costs increased to support risk management activities as a public company. In addition, we incurred increased spending related to consulting, recruiting and professional fees to support the increased compliance requirements of being a public company.

Commercial Expenses

Commercial expenses during the three months ended March 31, 2020 remained consistent when compared to the same period in 2019. Commercial expenses reflect commercial headcount and related costs, commercial and market research efforts, patient advocacy activities, and the development of a medical affairs team focused on engaging key opinion leaders’ and raising disease awareness. These efforts have stayed consistent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Interest Income, Net

Interest income, net of bank charges was $0.4 million and $0.5 million for the three-month periods ended March 31, 2020 and 2019, respectively. Interest income stayed relatively stable since the balance of cash and cash equivalents was approximately the same at March 31, 2020 compared to the same period in 2019.

Net Loss

For the foregoing reasons, we had net losses of $16.3 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from our IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate to continue to incur losses for at least the next several years. As of March 31, 2020, we  had cash and cash equivalents of $101.8 million and an accumulated deficit of $129.8 million.

We have evaluated whether material uncertainties exist relating to clinical trials, COVID-19 pandemic and the impact on market conditions.  COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash and cash equivalents to be sufficient to fund our operations and determined that there are there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to remain relatively flat as R&D progresses. We expect to incur an increase in general and administrative expenses and a decrease in expenses related to commercial activities in 2020. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. In adition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(18,079)	(14,733)	(3,346)	22.71%
Financing activities	77	25	52	208.00%
Net increase (decrease) in cash and cash equivalents during the period	(18,002)	(14,708)	(3,294)

Operating Activities

In the three months ended March 31, 2020, we used $18.1 million of cash in operating activities, which consisted of a net loss of $16.3 million and a net change of $2.7 million in our net operating liabilities and non‑cash charges of $1.0 million. The non‑cash charges primarily consist of share‑based compensation expense for grants to employees. The change in our net operating assets and liabilities was due to an decrease of $2.8 million for accounts payable and accrued liabilities.

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

Investing Activities

In the three months ended March 31, 2020 and March 31, 2019 there were no investing activities.

Financing Activities

In the three months ended March 31, 2020 and 2019, our financing activities provided $77 thousand and $25 thousand, respectively, which consisted of the exercise of share options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 6, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as at March 31, 2020, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in note 2 of our most recent annual consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Other than as described under note 2 to our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our most recent annual consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, for a discussion of recent accounting pronouncements and to the notes to our audited consolidated financial statements as at December 31, 2019 appearing in our Annual Report on Form 10-K, filed with the SEC on March 6, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $101.9 million as of March 31, 2020, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2020, our net monetary assets denominated in Canadian dollars were equivalent to $0.7 in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Inherent Limitations on Effectiveness of Controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 6, 2020.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $16.3 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $129.8 million We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash and cash equivalents to be sufficient to fund our operations.

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

•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•incur additional legal, insurance related, accounting and other expenses associated with operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of etripamil and any future product candidates that way may pursue, obtaining regulatory approval, procuring commercial‑scale manufacturing, marketing and selling etripamil and any future products for which we may obtain regulatory approval, as well as discovering or acquiring and then developing additional product candidates. We are only in the preliminary stages of some of these activities, and we have recently encountered setbacks in our clinical development program for etripamil, as our NODE-301 trial did not meet its primary endpoint. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

•the costs, timing and outcome of regulatory review of etripamil, including our anticipated discussions with the FDA regarding the results of our NODE-301 trial, and any future product candidates;

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

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

Limited directors’ and officers’ (“D&O”) insurance may reduce the amount of money available to us and may make it difficult for us to retain and attract talented and skilled directors and officers.

Due to recent increases in D&O insurance premiums, we have recently reduced coverage under our D&O insurance policy. Under our current policy, our directors, officers and other agents are insured against losses for actions taken in their capacities as directors, officers or agents only if we cannot or are prohibited from indemnifying them for such losses.  As a result, we would have to self-fund any indemnification amounts owed to our directors, officers and agents, in which case our financial condition could be materially adversely affected.

We expect that D&O insurance premiums may increase in the future. If the costs of maintaining adequate D&O insurance coverage increase significantly in the future, our financial condition could be materially adversely affected. Additionally, limited D&O insurance, or the perception that our D&O insurance is inadequate, may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.

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

Our subsidiary’s ability to use our U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards (“NOL”) of $12.4 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly‑owned subsidiary. Under U.S. federal income tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which was modified by legislation enacted on Match 27, 2020 entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act of the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 198, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change NOL carryforwards and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre‑ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our business, operations and clinical development timelines and plans could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.

Our business, operations and clinical development timelines and plans could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs and manufacturers upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world, including the United States.

In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease.  Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and operations.  We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees.

Moreover, our clinical development timelines and plans could be affected by the COVID-19 pandemic. We rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Clinical trial site initiations and patient enrollment may be delayed or suspended due to the desire to protect potential study patients and study personnel. In addition, already-enrolled patients may not be able to comply with clinical trial protocols or attend follow up visits  if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. As a result, we may face delays in meeting the anticipated timelines for our ongoing and planned clinical trials.

Further, if the business operations of our third-party manufacturers and suppliers are interrupted, this could disrupt our supply chain and impact our ongoing preclinical studies and clinical trials. In addition, disruptions or delays in chemistry, manufacturing and control activities for current or future product candidates in general may result in delays and challenges in numerous areas of the drug development lifecycle, including preclinical drug development, clinical stage validation and testing and manufacturing.

In addition, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.

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

•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•interruptions resulting from public health emergencies, including those related to the COVID-19 pandemic;

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

Our product candidates will require clinical testing before we are prepared to submit an NDA, or comparable application to foreign regulatory authorities, for regulatory approval. We cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or foreign regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease‑relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for etripamil and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint and as a result, we are reviewing the protocol for our NODE-301B trial and the regulatory pathway for etripamil.

Enrollment and retention of patients in clinical trials is an expensive and time‑consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with PSVT, or any other indications that we may pursue for etripamil or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of etripamil and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. In our Phase 3 clinical trials, we are attempting to enroll elderly patients and patients taking concomitant medications that impact the heart, such as other calcium channel blockers and beta blockers. We are doing this in order to obtain efficacy and safety data on patients representing the subset of our intended population that is most vulnerable to safety concerns with the use of etripamil. Such patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of etripamil. Patient enrollment may also be affected by the ongoing COVID-19 pandemic due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols.

In our Phase 2 clinical trial of etripamil for the treatment of PSVT, only 104 of 199 enrolled patients completed the trials, with 70 patients unable to induce or sustain episodes of SVT during the trial period. The first Phase 3 trial of PSVT for etripamil enrolled over 400 diagnosed PSVT patients meeting inclusion and exclusion criteria in order to achieve the required treatment of 150 confirmed PSVT episodes.  PSVT is episodic and unpredictable, and all of our Phase 3 trial designs depend on patients experiencing and recognizing an episode of SVT, self‑administering etripamil and monitoring their cardiac activity using a monitoring device. We cannot control the timing of these episodes or guarantee that patients will correctly recognize the episode, self‑administer etripamil and use the cardiac monitor as directed. We also cannot predict with certainty the number or timing of any SVT episodes for those patients that enroll in the trial. Conducting a Phase 3 clinical trial for a PSVT treatment in an at‑home setting is paradigm changing, and subject to a number of risks. There is limited, if any, meaningful precedent from which to inform our trial design and make assumptions about patient enrollment and compliance. Accordingly, our Phase 3 trial design is subject to significantly more risks than if there were numerous studies upon which we could model our protocols. Our efficacy and safety databases could take significantly longer to populate than projected, which would add cost to our development program and delay any potential approval of etripamil.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of etripamil and any future product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, we reported a failed primary endpoint from our NODE-301 trial in March 2020. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop etripamil or any future product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Similarly, our formulation of etripamil is designed to be self‑administered as a nasal spray during an SVT episode by patients enrolled in our Phase 3 trials. While we expect enrolled patients to adhere to the protocol, our ability to ensure patient compliance is limited.

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

From time to time, we may publish interim, “top‑line” or preliminary data from our clinical trials, as we recently did for our NODE-301 trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top‑line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common shares to fluctuate significantly.

As an organization, we have never successfully completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop, including our pivotal Phase 3 clinical trials for the treatment of PSVT.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA and other regulatory agencies to market etripamil or any of our other product candidates. Carrying out later‑stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have only completed one Phase 3 clinical trial, we have other trials ongoing, and we have limited experience in preparing, submitting and prosecuting regulatory filings. Due to our limited experience with later stage trials, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of etripamil for the treatment of PSVT. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in commercializing etripamil for the treatment of PSVT.

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

Although we maintain clinical trial liability insurance coverage with maximum coverage of $10 million per incident and an aggregate loss limit of $10 million such insurance may not be adequate to cover all liabilities that we may incur with medical product during the clinical trails. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and maintain a product liability insurance if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post‑approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There remain judicial and Congressional challenges to certain aspects of the PPACA as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision that repealed, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA‑mandated “Cadillac” tax on high‑cost employer‑sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. It is also unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these measures may require additional authorization to become effective, U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2%

Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the PPACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

•operations of our third‑party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including public health emergencies, such as the COVID-19 pandemic, natural disasters, such as earthquakes, fires or floods, the bankruptcy of the manufacturer or supplier, and carrier disruptions or increased costs that are beyond our control.

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

•experience business disruptions from public health emergencies, such as the COVID-19 pandemic, and accompanying shelter in place orders; or

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

As of March 31, 2020, we had 30 full‑time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through May 1, 2020, the price of our common shares has ranged from $15.00 per share to $3.97 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common shares may be influenced by the following:

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

Based upon our common shares outstanding as of April 7, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 69.2% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Based on our analysis of our income, assets, activities and market capitalization for our taxable year ending December 31, 2018, we believe that we may have been classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2019. We have not yet made any determination as to our expected PFIC status for our taxable year ending December 31, 2020. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact‑intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year and we have not yet made any determination as to our expected PFIC status for the current year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

If we are a PFIC, U.S. Holders of our common shares will be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferential tax rates for individuals on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations.

A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is: (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or another entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S.Treasury Regulations.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus used in connection therewith. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. We have not used any of the proceeds from the IPO.

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

MILESTONE PHARMACEUTICALS INC.

Date: May 14, 2020	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial and Accounting Officer)