Form 10-Q
period 2020-06-30
Milestone Pharmaceuticals Inc.
filed 2020-08-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of August 3, 2020, the registrant had 24,706,080 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, or PSVT, and of our research and development programs;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our ability to finalize the registration plan for etripamil in PSVT, which is dependent on future discussions with the U.S. Food and Drug Administration, or FDA and other regulatory agencies;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;

●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	the impact of the COVID-19 pandemic, or other public health emergencies, and their effects on our operations, clinical trials and financial position, and potential effects on the operations of third-parties with whom we conduct business;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$53,426	$119,818
Short-term investments (note 3)	32,000	—
Research and development tax credits receivable	530	578
Prepaid expenses	6,132	1,845
Other receivables	318	258
Total current assets	92,406	122,499
Operating lease right-of-use assets	377	524
Property and equipment	356	405
Total assets	$93,139	$123,428

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 4)	$4,834	$7,997
Current portion of operating lease liabilities	157	330
Total current liabilities	4,991	8,327
Operating lease liabilities	132	184
Total liabilities	5,123	8,511

Shareholders’ Equity (note 5, note 8)
Share capital
Common shares, no par value, unlimited shares authorized, 24,692,953 shares issued and outstanding as of June 30, 2020, 24,505,748 shares issued and outstanding as of December 31, 2019	226,676	226,245
Additional paid-in capital	5,795	3,805
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(142,821)	(113,499)

Total shareholders’ equity	88,016	114,917

Total liabilities, and shareholders’ equity	$93,139	$123,428

Subsequent Events (note 8)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development, net of tax credits (note 7)	$8,622	$10,527	$20,493	$18,292
General and administrative	2,956	1,641	5,659	2,620
Commercial	1,527	2,166	3,710	4,352

Loss from operations	$(13,105)	$(14,334)	$(29,862)	$(25,264)

Interest income, net of bank charges	126	672	540	1,172

Loss and comprehensive loss before income taxes	(12,979)	(13,662)	(29,322)	(24,092)

Income tax expense	—	(4)	—	18

Net loss and comprehensive loss for the period	$(12,979)	$(13,658)	$(29,322)	$(24,110)

Weighted average number of shares outstanding, basic and diluted	24,628,049	13,190,638	24,588,413	6,931,611

Net loss per share, basic and diluted (note 6)	$(0.53)	$(1.04)	$(1.20)	$(3.48)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity and Convertible Preferred Shares

(Unaudited)

(thousands of US dollars, except per share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,655	$(1,634)	$(58,270)	$83,548
Transactions in three-month period ended March 31, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,452)	(10,452)
Exercise of stock options (note 5)	18,153	51	—	—	—	—	—	—	—	—	—	—	—	—	(26)	—	—	25
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	211	—	—	211
Balance at March 31, 2019	614,940	$2,090	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,840	$(1,634)	(68,722)	$73,332
Transactions in three-month period ended June 30, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,658)	(13,658)
Exercise of stock options (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	276	—	—	276
Initial public offering	6,325,000	85,363	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85,363
Preferred share Conversion (note 5)	17,550,802	138,758	(372,211)	(2,027)	(2,443,914)	(12,643)	(2,830,907)	(17,198)	(3,786,878)	(27,236)	(6,893,236)	(64,719)	(1,223,656)	(14,935)	—	—	—	—
Balance at June 30, 2019	24,490,742	$226,211	—	$—	—	$—	—	$—	—	$—	—	—	—	—	$3,116	$(1,634)	$(82,380)	$145,313

Balance as of December 31, 2019	24,505,748	$226,245	—	$—	—	$—	—	$—	—	$—	—	—	—	—	$3,805	$(1,634)	(113,499)	$114,917
Transactions in three-month period ended March 31, 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,343)	(16,343)
Exercise of stock options (note 5)	53,722	133	—	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	77
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	981	—	—	981
Balance at March 31, 2020	24,559,470	$226,378	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$4,730	$(1,634)	$(129,842)	$99,632
Transactions in three-month period ended June 30, 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,979)	(12,979)
Exercise of stock options (note 5)	133,483	298	—	—	—	—	—	—	—	—	—	—	—	—	(126)	—	—	172
Share-based compensation (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Balance at June 30, 2020	24,692,953	$226,676	—	$—	—	$—	—	$—	—	$—	—	—	—	—	$5,795	$(1,634)	$(142,821)	$88,016

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Six months ended June 30,
	2020	2019
Cash flows from
Operating activities
Net loss for the period	$(29,322)	$(24,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	49	5
Share-based compensation expense (note 5)	2,172	487
Changes in operating assets and liabilities:
Other receivables	(60)	49
Research and development tax credits receivable	48	(67)
Prepaid expenses	(4,287)	(3,634)
Operating lease right of use asset, net	(78)	(7)
Accounts payable and accrued liabilities	(3,163)	1,082
Income taxes payable (receivable)	—	(56)

Net cash used in operating activities	(34,641)	(26,251)

Investing Activities
Acquisition of property and equipment	—	(18)
Acquisition of short-term investments	(32,000)	(35,000)
Redemption of short-term investments	—	29

Net cash used in investing activities	(32,000)	(34,989)

Financing activities
Net proceeds from issuance of common shares in Initial Public Offering	—	86,092
Issuance of common shares on exercise of share options (note 5)	249	25

Net cash provided by financing activities	249	86,117

Net increase (decrease) in cash and cash equivalents during the period	(66,392)	24,877

Cash and cash equivalents – Beginning of period	119,818	85,947

Cash and cash equivalents – End of period	$53,426	$110,824

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1    Organization and nature of operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act of Québec. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short-acting calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

2     Summary of significant accounting policies

a)  Basis of consolidation

The consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. Milestone Pharmaceuticals USA, Inc. began its operations on March 3, 2017. All intercompany transactions and balances have been eliminated.

b)  Basis of presentation and use of accounting estimates

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its most recent annual consolidated financial statements except for new standard described in note 2 c). Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with US GAAP have been omitted or condensed. Accordingly, the unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2019.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The Company anticipates that the COVID-19 pandemic will continue to impact the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

d) Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for its clinical programs. The extent to which the COVID-19 pandemic continues to impact its business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common shares, will depend on future developments that remain highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

e) Sources of Liquidity and Funding Requirements

Since inception, the Company incurred significant operating losses. Prior to May 2019, the Company financed its operations primarily through sales of convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, the Company received net proceeds of $85.4 million from its Initial Public Offering (IPO).

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of June 30, 2020, the Company had cash, cash equivalents and short-term investments of $85.4 million and an accumulated deficit of $142.8 million. In July 2020, the Company received $25 million of proceeds from the private placement of pre-funded warrants to existing shareholders (note 8).

Management expects the Company’s current operating plan and existing cash, cash equivalents and short-term investments to be sufficient to fund its operations and determined that there are no events or conditions that may cast substantial doubt on the Company’s ability to continue as a going concern for at least the next 12 months from the date of issuance of these unaudited interim financial statements.

3 Short-term investments

Short-term investments are comprised of term deposits issued in US currency, earning interest between 0.71% and 0.86%, maturing between September 1, 2020 and March 30, 2021.

4     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following:

	June 30, 2020	December 31, 2019
Trade accounts payable	$2,203	$4,376
Accrued research and development liabilities	1,862	1,513
Other accrued liabilities	181	331
Accrued compensation and benefits payable	588	1,777
	$4,834	$7,997

5      Shareholders’ equity

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

As of June 30, 2020, 523,821 common shares were available and no common shares have been issued under the ESPP. The first offering period has not yet been decided by the Company's board of directors.

During the six-month period ended June 30, 2020, the Company issued a total of 133,483 common shares [2019 –18,153] for a total cash consideration of $249 [2019 - $25] pursuant to the exercise of 133,483 stock options [2019 – 18,153] at an average exercise price of US$1.33 per option [2019 – US$1.32]. As a result, an amount of $126 [2019 - $26] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Additional paid-in capital

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Opening balance	$4,730	$2,840	$3,805	$2,655
Share-based compensation expense	1,191	276	2,172	487
Exercise of stock options	(126)	—	(182)	(26)
Closing balance	$5,795	$3,116	$5,795	$3,116

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Share-based compensation

Under the 2019 Plan and 2011 Plan, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that vested in full on four-year anniversary of grant date. In the six-month period ended on June 30, 2020, the Company granted stock options under the 2019 Plan that vest and are exercisable in equal monthly installments either over a 48-month period or over a 12-month period.

On January 1, 2020, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 980,229 common shares.  In addition, 42,576 options forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of June 30, 2020, there were 3,339,738 shares available for issuance under the 2019 Plan, of which 1,662,048 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at June 30 were as follows:

	2020				2019
	Number			Weighted	Number			Weighted
	of shares			average	of shares			average
				exercise				exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	2,364,526	2,364,526	$2.15	—	2,295,045	2,295,045	$1.77
Outstanding at beginning of period - 2019 Plan	220,140	—	220,140	20.78	—	—	—	—
Granted - 2011 Plan	—	—	—	—	—	116,742	116,742	9.42
Granted - 2019 Plan	1,474,460	—	1,474,460	12.91	46,995	—	46,995	15.00
Exercised - 2011	—	(187,205)	(187,205)	1.33	—	(18,153)	(18,153)	1.32
Forfeited - 2011	—	(28,478)	(28,478)	2.57	—	—	—	—
Forfeited - 2019	(16,910)	—	(16,910)	21.44	—	—	—	—
Outstanding - 6/30/2020	1,677,690	2,148,843	3,826,533	$7.34	46,995	2,393,634	2,440,629	$2.40
Outstanding - 6/30/2020 - Weighted average exercise price	$13.89	$2.22			$15.00	$2.15
Exercisable at end of period	44,124	1,363,103	1,407,227	$2.11	—	771,478	771,478	$1.38
Exercisable at end of period - Weighted average exercise price	$7.46	$1.94			$—	$1.38

As of June 30, 2020, the weighted average remaining contractual life was 8.4 [2019 – 8.3 years]. The weighted average remaining contractual life was 7.2 years for vested options [2019 – 6.6 years]. There were 45,388 options forfeited for the six-month period ended June 30, 2020 [2019 – nil].

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity. The weighted average fair values of options granted in the six-month period ended June 30, 2020 was $9.14 per share [2019 - $7.85]. Share-based compensation expense recognized for the six-month period ended June 31, 2020 was $2,172 [2019 - $487].

As of June 30, 2020, there was $18,873 [2019 – $3,434] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years [2019 – 2.9 years].

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The non-vested options as at June 30 were as follows:

	2020				2019
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2011 Plan	—	1,152,300	1,152,300	$1.88	—	1,706,303	1,706,303	$1.35
Non-vested share options at beginning of period - 2019 Plan	218,975	—	218,975	$14.44	—	—	—	$—
Granted - 2011 Plan	—	—	—	—	—	116,742	116,742	6.65
Granted - 2019 Plan	1,474,460	—	1,474,460	7.88	46,995	—	46,995	10.77
Vested, outstanding	—	(338,082)	(338,082)	2.23	—	—	—	1.18
Vested, outstanding	(42,959)	—	(42,959)	4.98	—	(200,889)	(200,889)	—
Forfeited - 2011	—	(28,478)	(28,478)	1.84	—	—	—	—
Forfeited - 2019	(16,910)	—	(16,910)	15.16	—	—	—	—
Non-vested share options at end of period	1,633,566	785,740	2,419,306	$6.48	46,995	1,622,156	1,669,151	$2.00
Non-vested share options at end of period - Weighted average fair value	$6.83	$1.74			$15.00	$2.15

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Exercise price	$3.74	$12.05	$12.91	$11.02
Share price	$3.74	$12.05	$12.91	$11.02
Volatility	87%	82%	84%	81%
Risk-free interest rate	0.47%	2.36%	1.06%	2.41%
Expected life	5.51	6.25	5.89	6.25
Dividend	0%	0%	0%	0%

Expected volatility is determined using comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant.

The Company recognized share-based compensation expense as follows for the three months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Administration	$516	$133	$915	$203
Research and development	456	109	842	234
Commercial activities	219	34	415	50
	$1,191	$276	$2,172	$487

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30 as they would be anti-dilutive:

	2020	2019
Redeemable convertible preferred shares	—	—
Share options and unvested restricted share awards	3,826,533	2,440,629
	3,826,533	2,440,629

Amounts in the table above reflect the common share equivalents of the noted instruments.

7     Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures for an amount of $178 for the six-month period ended June 30, 2020 [2019 - $171].

8     Subsequent events

On July 23, 2020, the Company entered into a securities purchase agreement with affiliates of RTW Investments LP, an existing shareholder (the Purchasers), to sell and issue to the Purchasers in a private placement, pre-funded warrants to purchase up to an aggregate of 6,655,131 of the Company’s common shares, at a purchase price of $3.7465 per pre-funded warrant for aggregate proceeds of $25 million (the Private Placement).  The Private Placement closed on July 24, 2020. Each pre-funded warrant is exercisable for one of the Company’s common shares at an exercise price of $0.01 per share, has no expiration date, and is immediately exercisable, subject to certain beneficial ownership limitations.

In addition, on July 29, 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies) with respect to an at-the-market offering program (ATM Program) under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as the Company’s sales agent or principal. The common shares to be sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the Securities and Exchange Commission on July 6, 2020. Under the shelf registration statement, the Company may offer and sell, in one or more offerings, up to an aggregate of $100 million of any combination of securities registered thereunder, consisting of common shares, preferred shares, debt securities and warrants. The Company has not sold shares under the ATM program as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 6, 2020. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

In March 2020, we reported topline results of the first part of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which is a placebo-controlled Phase 3 safety and efficacy trial. The first part of NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five hour period following study drug administration. The median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo (p=0.12). Despite early activity, including the conversion of 59% of etripamil patients compared to 45% of placebo patients within 45 minutes after study drug administration (p=0.02), a time period consistent with etripamil's pharmacological activity, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint. Patients were monitored during five hours after study drug administration. In post-hoc discussions with the FDA, they have agreed to allow reanalysis and submission of the NODE-301 study, which can serve as as one of two efficacy studies supporting a future New Drug Application, or NDA, for etripamil in PSVT, with the primary analysis conducted at 30 minutes instead of 5 hours.

The NODE-301study demonstrated statistically significant improvements in patients taking etripamil compared to those taking placebo in the secondary endpoint of patient reported treatment satisfaction, as measured by a treatment satisfaction questionnaire for medication (TSQM-9), including global satisfaction (p=0.0069) and effectiveness scores (p=0.0015). Additionally, there was a trend toward improvement in the percentage of patients seeking rescue medical intervention, including in the emergency department, with 15% and 27% etripamil and placebo patients, respectively, reporting such intervention (p=0.12).

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

In July 2020, we announced a clinical and regulatory update for our pivotal program with etripamil following recent interactions with the FDA.

The FDA indicated that two studies, the second part of NODE-301, which we have renamed to the RAPID study, or RAPID, and the completed NODE-301 study, could potentially fulfill the efficacy requirement for our NDA for etripamil in patients with PSVT. We proposed, and the FDA agreed to, the following program changes:

●	Both the RAPID and NODE-301 studies will assess the time to conversion over the first 30 minutes after drug administration as the primary endpoint. Under an updated statistical analysis plan, or SAP, the primary efficacy endpoint for both the RAPID and NODE- 301 studies will be defined as time to conversion over the first 30 minutes, with a target p- value of less than 0.05 for each study. This endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting a hospital’s emergency department. Later and earlier time points will also be assessed as part of secondary analyses to more fully characterize the efficacy profile of etripamil.

When employing the updated SAP, results from NODE-301 show that 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). Assuming a statistically significant and clinically meaningful outcome in the RAPID study, these data could be expected to fulfill the efficacy requirement for the NDA.

●	RAPID study to reopen enrollment with tailored dosing regimen to optimize clinical utility. The RAPID study, which was originally designed to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events, will be amended and expanded to serve as a pivotal efficacy and safety study. The study will include the 170 patients who are already enrolled, and will be completed after a total of 180 confirmed SVT events are reached, including those that have already occurred in the study to date. Additional patients enrolled in the RAPID study will be randomized 1:1.

Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID study will allow for an optional repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within 10 minutes of the first study drug administration. This tailored regimen, which is similar to current PSVT treatment practices in the emergency department setting, is enabled by the favorable safety data from the NODE-301 study. We expect that the repeat administration could benefit a broader group of patients, including those with more persistent episodes. In the NODE-301 study, 32% of etripamil patients and 14% of placebo patients converted to sinus rhythm within 10 minutes. The FDA agreed that the single and repeat administrations of etripamil will be pooled and compared to placebo for the primary analysis, resulting in no increase in the sample size.

We expect to reopen enrollment in the RAPID study later this year, with data anticipated by early 2022.

In addition to RAPID, the clinical development program for etripamil for PSVT consists of two other ongoing Phase 3 clinical trials, as well as completed Phase 2 and Phase 1 trials. NODE-302 is our ongoing Phase 3 open-label safety extension trial. NODE-302 is a multi-center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. All patients randomized in NODE-301 were eligible for NODE-302 after having successfully dosed with the study drug and completed a study closure visit. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil. We initiated NODE-302 in December 2018 and as of May 1, 2020 the trial has enrolled more than 150 patients and the trial is planned to be completed in 2020. Trial safety results will contribute to the etripamil safety database.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and to evaluate the treatment safety and efficacy of etripamil on multiple SVT episodes. The trial was originally designed to enroll enough patients to collect data on approximately 1,000 patients taking etripamil in an at-home setting. With the expanded size of the RAPID study, the size of the NODE-303 study is expected to be reduced. A more accurate sizing of the trial will be determined once an overall size of the safety dataset is determined for NDA filing following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which is required in the NODE-301 trial, and in a broad patient population including patients taking concomitant beta-blockers and calcium channel blockers.

We completed our Phase 2 clinical trial of etripamil for the treatment of PSVT in the United States and Canada in the electrophysiology lab, with results published in the Journal of the American College of Cardiology. Investigators reported an 87% termination rate of induced episodes of SVT within 15 minutes at the dose selected for our Phase 3 trials versus a 35% termination rate for placebo.

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

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. We plan to initiate a Phase 2 proof-of-concept clinical trial in the second half of 2020 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in atrial fibrillation.

As we generate more data on the safety and efficacy profile of etripamil in PSVT, we will continue to assess whether etripamil could be developed for the treatment of atrial fibrillation, angina, and other areas of unmet medical need.

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently preparing for commercialization. We operate our business using a significant outsourcing model. As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations, although we expect to reduce planned operating expenses by 20-25% during the reminder of 2020, as we refocus our efforts and reduce pre-commercial activity spend.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2020 and 2019, we recorded net losses of $29.3 million and $24.1 million, respectively. As of June 30, 2020, we had an accumulated deficit of $142.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $85.4 million of cash, cash equivalents and short-term investments at June 30, 2020, and in July 2020, we received $25 million of proceeds from the private placement of pre-funded warrants to existing shareholders.

Although we implemented certain cost-cutting measure, we nevertheless expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT;

●	seek marketing approvals for etripamil for the treatment of PSVT and other cardiovascular indications;

●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation with rapid ventricular rate and angina, and for any additional product candidates that we may pursue in the future;

●	maintain, protect and expand our intellectual property portfolio;

●	hire additional clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting and other expenses associated with operating as a public company.

COVID-19 Business Update

While we are experiencing limited business or financial impact from the ongoing COVID-19 pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In March 2020, our global workforce transitioned to working remotely and this may otherwise adversely impact our business (see below for discussion on Clinical Development impacts). In addition, working at home policies could increase cybersecurity risk and communication disruptions. While certain governments have begun rolling back restrictions and implementing phased re-openings, there is no certainty that such plans will continue, and that prior or new and additional restrictions, will not be imposed. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. Since our last quarterly filing, the COVID-19 pandemic has impacted our ability to maintain patient enrollment in our NODE-303 study as some of the initated clinical sites have closed their practices to further enrollment. We believe that the corresponding overall impact on the etripamil PSVT program will be lessened as we downsize the NODE-303 study and allocate resources to the new RAPID study that is planned to re-open to enrollment starting later this year. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopenings stall or are limited due to continued spread of COVID-19, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

We expect that our current operating plan and existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

However, our operating plan has changed as we focus our efforts on the development of etripamil PSVT program and may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Furthermore the COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. It is not possible to reliably estimate the length and severity of this disruption. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Canada, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate to increase for initiation of our proof of concept clinical trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses. The following table shows our research and development expenses by type of activity for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Clinical and pre-clinical	$6,911	$8,463	$16,620	$15,212
Drug manufacturing and formulation	1,117	1,638	2,741	2,268
Regulatory and other costs	667	519	1,310	982
Less: investment tax credits	(73)	(93)	(178)	(170)
Total research and development expenses	$8,622	$10,527	$20,493	$18,292

We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and is subject to uncertainties and delays, including as a result of the ongoing COVID-19 pandemic. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

We expect to continue to incurring expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

We expect to continue implementing our plan to reduce operating expenses by 20 to 25% during the remainder of fiscal year 2020 in order to focus our efforts on the optimized clinical development pathway for etripamil that was determined following regulatory feedback. The cuts primarily affect pre-commercialization activities. Starting approximately one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure and personnel required to launch our first product in the United States.

Interest Income

Interest income primarily consists of interest income from our cash equivalents.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations and changes:

	Three months ended
	June 30,
(in thousands)	2020	2019	$Change	% Change
Operating expenses
Research and development, net of tax credits	$8,622	$10,527	$(1,905)	-18.1%
General and administrative	2,956	1641	1,315	80.1%
Commercial	1,527	2,166	(639)	-29.5%
Total operating expenses	13,105	14,334	(1,229)	-8.6%
Loss from operations	(13,105)	(14,334)	1,229	-8.6%
Interest income, net of bank charges	126	672	(546)	-81.3%
Loss and comprehensive loss before income taxes	(12,979)	(13,662)	683	-5.0%
Income tax expense	—	(4)	4	—
Net loss and comprehensive loss	$(12,979)	$(13,658)	$679	-5.0%

	Six months ended
	June 30,
(in thousands)	2020	2019	$Change	% Change
Operating expenses
Research and development, net of tax credits	$20,493	$18,292	$2,201	12.0%
General and administrative	5,659	2,620	3,039	116.0%
Commercial	3,710	4,352	(642)	-14.8%
Total operating expenses	29,862	25,264	4,598	18.2%
Loss from operations	(29,862)	(25,264)	(4,598)	18.2%
Interest income, net of bank charges	540	1,172	(632)	-53.9%
Loss and comprehensive loss before income taxes	(29,322)	(24,092)	(5,230)	21.7%
Income tax expense	—	18	(18)	-100.0%
Net loss and comprehensive loss	$(29,322)	$(24,110)	$(5,212)	21.6%

Research and Development Expenses

Research and development, or R&D, expenses decreased by $1.9 million, or 18%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. However, R&D expenses increased by $2.2 million, or 12% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the quarter ended June 30, 2020, we recorded $8.6 million in R&D expenses.  During the six months ended June 30, 2020, we recorded $20.5 million in research and development expenses.  Spending during both periods was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. We spent $5.3 million on these programs in the second quarter of 2020 and recorded personnel and related R&D costs of $3.4 million, including non-cash compensation costs related to share-based compensation expense. During the same period of 2019, we recorded expenses of $7.2 million for the efficacy trial in etripamil for the treatment of PSVT and recorded personnel and R&D related costs of $3.5 million. Additionally, we spent $13.1 million on these programs in the first six months of 2019 and recorded personnel and related R&D costs of $7.5 million, including non-cash cost related to share-based compensation expense. During the same period of 2019, we recorded expenses of $12.5 million for the efficacy trial in etripamil for the treatment of PSVT and recorded personnel and R&D related costs of $6.0 million. We also recognized $0.1 million of reimbursable R&D investment tax credits provided by the provincial government of Québec in the three-month periods ended June 30, 2020 and 2019 and $0.2 million of such tax credits in the six-month periods ended June 30, 2020 and 2019.  Tax credits are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 80% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased by $3.0 million, or 116% for the six months ended June 30, 2020 compared to the six month ended June 30, 2019. Following the IPO in May 2019, insurance costs increased to support risk management activities as a public company. In addition, we incurred increased spending related to consulting, recruiting and professional fees to support the increased compliance requirements of being a public company. Additionally, during the three-month and six-month periods ended on June 30, 2020, compensation and related personnel costs increased when compared to the same period in 2019 due to an increase in administrative headcount and non-cash compensation cost related to share-based compensation expense.

In June 2020, we amended our executive officer employment agreements in connection with our plan to reduce operating expenses for the remainder of 2020, which included, among other items, a 20% reduction in base salary for our executive officers (25% for our Chief Executive Officer) for a term of one year.

Commercial Expenses

Commercial expenses decreased by $0.6 million, or 29%, for the three months ended June 30, 2020 and by $0.6 million, or 15% for the six months ended June 30, 2020 when compared to the same periods in 2019. We reduced operating expenses in the second quarter of 2020 in order to focus our efforts on an optimized clinical development pathway for etripamil. The cuts primarily affected pre-commercialization activities.

Interest Income, Net

Interest income, net of bank charges was $0.1 million and $0.7 million for the three-month periods ended June 30, 2020 and 2019, respectively and $0.6 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The reduction in interest income is explained by the use of cash and lower interest rates in the first six months of 2020 compared to 2019. The increase in the second quarter of 2019 and in the six months ended June 30, 2019 reflected increased earnings on cash, cash equivalents and short-term investments related to the proceeds from the October 2018 Series D preferred share financing and the net cash proceeds from the IPO and over-allotment exercised in May 2019.

Net Loss

For the foregoing reasons, we had net losses of $13.0 million and $13.7 million for the three months ended June 30, 2020 and 2019, and $29.3 million and $24.1 million for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from the IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate to continue to incur losses for at least the next several years. As of June 30, 2020, the Company had cash, cash equivalents and short-term investments of $85.4 million and an accumulated deficit of $142.8 million.

In July 2020, we entered into a securities purchase agreement with affiliates of RTW Investments LP, an existing shareholder (the Purchasers), to sell and issue to the Purchasers in a private placement, pre-funded warrants to purchase up to an aggregate of 6,655,131 of the our common shares, at a purchase price of $3.7465 per pre-funded warrant for aggregate proceeds of $25 million (the Private Placement).  The Private Placement closed on July 24, 2020. Each pre-funded warrant is exercisable for one of our common shares at an exercise price of $0.01 per share, has no expiration date, and is immediately exercisable, subject to certain beneficial ownership limitations.

We also announced in July 2020 updated regulatory guidance and an updated clinical development plan for our pivotal program with etripamil in paroxysmal supraventricular tachycardia (PSVT).

In addition, on July 29, 2020, we entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies) with respect to an at-the-market offering program (ATM Program) under which we may issue and sell our common shares having an aggregate offering price of up to $50 million through Jefferies as our sales agent or principal. The common shares to be sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the Securities and Exchange Commission on July 6, 2020. Under the shelf registration statement, we may offer and sell, in one or more offerings, up to an aggregate of $100 million of any combination of securities registered thereunder, consisting of common shares, preferred shares, debt securities and warrants. We have not sold shares under the ATM program as of the date of this filing.

We have evaluated whether material uncertainties exist relating to clinical trials, COVID-19 pandemic and the impact on market conditions.  COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents, short-term investments and access to financing sources, including our Sales Agreement with Jefferies, to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of issuance of these unaudited interim financial statements.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. We expect to incur an increase in general and administrative expenses notwithstanding our temporary salary reductions and other measures implemented in June 2020, and a decrease in expenses related to commercial activities in 2020 as we focus our efforts on the clinical pathway for etripamil. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in PSVT and in other cardiovascular indications;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish collaborations on favorable terms, if at all;
●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of etripamil and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(34,640)	(26,251)	(8,389)	31.96%
Investing activities	(32,000)	(34,989)	2,989	(8.54)%
Financing activities	249	86,117	(85,868)	(99.71)%
Net increase (decrease) in cash and cash equivalents during the period	(66,391)	24,877	(91,268)

Operating Activities

In the six months ended June 30, 2020, we used $34.6 million of cash in operating activities, which consisted of a net loss of $29.3 million and a net change of $7.5 million in our net operating liabilities and non-cash charges of

$2.2 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to an decrease of $3.2 million for accounts payable and accrued liabilities and an increase of $4.2 million for prepaid expenses.

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

Investing Activities

In the six months ended June 30, 2020, we used $32.0 million of cash for the acquisition of short-term investments compared to the same period in 2019 where we used $35.0 million of cash for the acquisition of short-term investments.

Financing Activities

In the six months ended June 30, 2020 and 2019, our financing activities provided $249 thousand and $25 thousand, respectively, which consisted of proceeds from the exercise of share options. In addition, in the six months ended June 30, 2019, the IPO and the exercise by the underwriters of their option to purchase additional common shares provided net cash proceeds of $86.1 million, after deducting underwriting commissions and other offering expenses. Financing fees amounting to $0.7 million were not paid at June 30, 2019 and are included in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

During the three and six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 6, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as at June 30, 2020, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We anticipate that the COVID-19 pandemic will have an impact on the development timelines of our clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require the update of our estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our most recent annual consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $85.4 million as of June 30, 2020, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2020, our net monetary assets denominated in Canadian dollars were equivalent to $0.7 in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes thereto before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 6, 2020.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $29.3 million and $24.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $142.8 million We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents and short-term investments to be sufficient to fund our operations.

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

•	maintain, protect and expand our intellectual property portfolio;

•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, insurance related, accounting and other expenses associated with operating as a public company.

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

Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operations for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•	the timing, progress and results of our ongoing and planned clinical trials of etripamil in PSVT and in other cardiovascular indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors who we rely on to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil, including our anticipated discussions with the FDA regarding the results of our NODE-301 trial, and any future product candidates;
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. There can be no guarantee that the recently announced RAPID study will meet its primary endpoint. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

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

Limited directors’ and officers’, or D&O insurance, may reduce the amount of money available to us and may make it difficult for us to retain and attract talented and skilled directors and officers.

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

As of December 31, 2019, we had U.S. federal net operating loss carryforwards, or NOLs, of $12.4 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly-owned subsidiary. Under U.S. federal income tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which was modified by legislation enacted on Match 27, 2020 entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Etripamil is currently our only product candidate. We have not obtained regulatory approval for etripamil or any product candidate, and it is possible that neither etripamil nor any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any drug product candidates in the United States or other countries until we receive regulatory approval from the FDA or applicable foreign regulatory agency. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, in July 2020, we announced that the FDA indicated that two studies, the RAPID study and the completed NODE-301 study, could potentially fulfill the efficacy requirement for our NDA for etripamil in patients with PSVT. We proposed certain program changes to the FDA and they agreed.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which episodes of supraventricular tachycardia, or SVT, were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials are being conducted in an at-home setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of SVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA-approved single-spray devices. In our Phase 3 clinical trials, patients self-administer two sprays of study drug from an FDA-approved device that is capable of delivering two separate sprays. Accordingly, the results of our Phase 2 trial of etripamil may not be replicated in the at-home setting of our Phase 3 clinical trials, and notably, our NODE-301 clinical trial did not meet its primary endpoint. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, and could be affected by future health epidemics.

Our business, operations and clinical development timelines and plans have been, and could in the future be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs and manufacturers upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, was reported to have surfaced in China and has since spread to countries around the world, including the United States and been declared a global pandemic.

In response to the evolving COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease which resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events.  We implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. While the situation is evolving, and certain locations are doing phased re-openings, new restrictions could be implemented, or prior restrictions reinstated in order to address the spread of COVID-19. These actions, and the uncertainty about the ever evolving landscape, could negatively impact productivity and disrupt our business and operations.

Moreover, our clinical development timelines and plans could continue to be affected by the COVID-19 pandemic. We rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Clinical trial site initiations and patient enrollment have been and may be further delayed or suspended due to the desire to protect potential study patients and study personnel. For example, some sites for our NODE-303 study have closed their practices to further enrollment. In addition, already-enrolled patients may not be able to comply with clinical trial protocols or attend follow up visits  if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. As a result, we may face delays in meeting the anticipated timelines for our ongoing and planned clinical trials.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, in March 2020, we reported that the first our NODE-301 trial did not meet its primary endpoint. With agreement from the FDA, we have revised the second part, and renamed it the RAPID study, but there can be no guarantee that the RAPID study will meet its primary endpoints. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	interruptions resulting from public health emergencies, including those related to the COVID-19 pandemic; or
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Our product candidates will require clinical testing before we are prepared to submit an NDA, or comparable application to foreign regulatory authorities, for regulatory approval. We cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or foreign regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for etripamil and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. As a result, we have submitted our protocol amendment to the FDA for the RAPID trial.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with PSVT, or any other indications that we may pursue for etripamil or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of etripamil and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. In our Phase 3 clinical trials, we are attempting to enroll elderly patients and patients taking concomitant medications that impact the heart, such as other calcium channel blockers and beta blockers. We are doing this in order to obtain efficacy and safety data on patients representing the subset of our intended population that is most vulnerable to safety concerns with the use of etripamil. Such patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of etripamil. Patient enrollment may also continue to be affected by the ongoing COVID-19 pandemic, which could be due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols. For example, some sites for our NODE-303 study have closed their practices to further enrollment.

In our Phase 2 clinical trial of etripamil for the treatment of PSVT, only 104 of 199 enrolled patients completed the trials, with 70 patients unable to induce or sustain episodes of SVT during the trial period. The first Phase 3 trial of PSVT for etripamil enrolled over 400 diagnosed PSVT patients meeting inclusion and exclusion criteria in order to achieve the required treatment of 150 confirmed PSVT episodes. PSVT is episodic and unpredictable, and all of our Phase 3 trial designs depend on patients experiencing and recognizing an episode of SVT, self-administering etripamil and monitoring their cardiac activity using a monitoring device. We cannot control the timing of these episodes or guarantee that patients will correctly recognize the episode, self-administer etripamil and use the cardiac monitor as directed. We also cannot predict with certainty the number or timing of any SVT episodes for those patients that enroll in the trial. Conducting a Phase 3 clinical trial for a PSVT treatment in an at-home setting is paradigm changing, and subject to a number of risks. There is limited, if any, meaningful precedent from which to inform our trial design and make assumptions about patient enrollment and compliance. Accordingly, our Phase 3 trial design is subject to significantly more risks than if there were numerous studies upon which we could model our protocols. Our efficacy and safety databases could take significantly longer to populate than projected, which would add cost to our development program and delay any potential approval of etripamil.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of etripamil and any future product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, we reported a failed primary endpoint from our NODE-301 trial in March 2020. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop etripamil or any future product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Similarly, our formulation of etripamil is designed to be self-administered as a nasal spray during an SVT episode by patients enrolled in our Phase 3 trials. While we expect enrolled patients to adhere to the protocol, our ability to ensure patient compliance is limited.

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

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials, as we recently did for our NODE-301 trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common shares to fluctuate significantly.

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
•

business interruptions resulting from pandemics and public health emergencies, including those related to COVID-19 coronavirus, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws, data privacy and security laws, transparency laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute our products, if we obtain marketing approval.

The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

The federal Health Information Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal

Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There remain judicial and Congressional challenges to certain aspects of the PPACA as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. It is also unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these measures may require additional authorization to become effective, U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

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

Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;
•	experience business disruptions from public health emergencies, such as the COVID-19 pandemic, and accompanying shelter in place orders; or
•	undergo changes in priorities or become financially distressed.

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

Etripamil is intended to be used with a nasal-spray device, which may result in additional regulatory and supply risks.

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

As of June 30, 2020, we had 28 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

To comply with the GDPR restrictions on transfer of personal data out of Europe, we have relied on Standard Contractual Clauses. However, a July 2020 decision of the EU’s highest court has called into question this practice, and UK authorities may similarly question the viability of the Standard Contractual Clauses as a mechanism for the lawful transfer of personal data outside of Europe. In addition to rely on Standard Contractual Clauses, we have taken a number of measures to strengthen data protection such as appointing a Data Protection Officer in EU, performing a Data Protection Impact Assessment, creating a Record of Processing Activities for data protection control and implementing data protection policies.If we are unable to implement safeguards necessary to ensure that our transfers of personal data from and within Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data from Europe, and could be required to increase our data processing capabilities in Europe at significant expense. Restrictions on our ability to import personal data from Europe could impact our clinical trial activities in Europe and limit our ability to collaborate with CROs and other third parties subject to European data protection laws. Other countries may adopt similar restrictions to the GDPR, which could further impact our operations.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through June 30, 2020, the price of our common shares has ranged from $15.00 per share to $1.69 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common shares may be influenced by the following:

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

Based upon our common shares outstanding as of June 30, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 42.6% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

We have broad discretion in the use of our cash, cash equivalents and short-term investments and may use them in ways in which you do not agree or in ways that do not increase the value of your investment.

Our management has broad discretion in the application of our cash, cash equivalents and short-term investments, and could spend these funds in ways that do not improve our results of operations or enhance the value of our common shares. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and short-term investments, in a manner that does not produce income or that loses value.

If we are a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. Holders (as defined below).

Based on the nature and composition of our income, assets, activities and market capitalization for our taxable year ending December 31, 2019, we believe that we may have been classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2019. We have not yet made any determination as to our expected PFIC status for our taxable year ending December 31, 2020. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year and we have not yet made any determination as to our expected PFIC status for the current year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

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

For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common shares.

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

As a public company, and particularly after we are no longer an EGC, we are incurring, and expect to continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We are governed by the corporate laws of Québec, which in some cases have a different effect on shareholders than the corporate laws of Delaware.

We are governed by the Business Corporations Act (Québec), or the QBCA, and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of us by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the QBCA and Delaware General Corporation Law, or the DGCL, that may have the greatest such effect include but are not limited to the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles), the QBCA generally requires a two-thirds majority vote by shareholders, whereas the DGCL generally only requires a majority vote; and (ii) under the QBCA, a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

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

The Investment Canada Act requires that a non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition, or Commissioner, to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in our company. Otherwise, there are no limitations either under the laws of Canada or Quebec, or in our articles on the rights of non-Canadians to hold or vote our common shares.

Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds from the IPO

On May 13, 2019, we completed the IPO and issued 6,325,000 common shares at an initial offering price of $15.00 per share (inclusive of 825,000 common shares pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of $85.4 million, after deducting underwriting discounts and commissions. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Cowen and Company, LLC and Piper Jaffray & Co. acted as lead book-running managers. Oppenheimer & Co. Inc. acted as lead manager for the IPO.

Our common shares began trading on The Nasdaq Global Select Market on May 9, 2019. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-230846), which was declared effective on May 8, 2019.

There has been no material change in the planned use of proceeds from the IPO as described in the prospectus used in connection therewith. We invested the funds received in cash equivalents and other short term investments in accordance with our investment policy. In July 2020, we started to use proceeds from the IPO for the development of etripamil and to pursue regulatory approval.

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
4.1

Form of Pre-Funded Warrant to Purchase Common Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020).

10.1

First Amendment to Amended and Restated Employment Agreement, dated June 4, 2020, between the Company and Joseph Oliveto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).

10.2

First Amendment to Employment Agreement, dated June 4, 2020, between the Company and Amit Hasija (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).

10.3

Amending Agreement, dated June 4, 2020, between the Company and Francis Plat (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).

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

MILESTONE PHARMACEUTICALS INC.

Date: August 12, 2020	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial and Accounting Officer)