Form 10-K/A
period 2019-12-31
Milestone Pharmaceuticals Inc.
filed 2020-10-23
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38899

Milestone Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Quebec	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1111 Dr. Frederik-Phillips Boulevard, Suite 420 Montréal, Québec CA	H4M 2X6
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (514)-336-0444

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common share for The Nasdaq Stock Market on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter at the time of the original filing of the Form 10-K amended by this Form 10-K/A) was $217.5 million.

As of March 3, 2020, the total number of shares outstanding of the registrant’s Common Shares was 24,559,470 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment No. 1”) of Milestone Pharmaceuticals Inc. (the “Registrant”) for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission on March 6, 2020 (the “Original Form 10-K”), is being filed to (i) replace the audit report included in Item 8 of the Original Form 10-K with the audit report included herein, in this Amendment No. 1, for which the only change to Item 8 of the Original Form 10-K is to remove certain additional information that was not required to be included in the audit report prepared in accordance with applicable U.S. securities law and the requirements of the Public Company Accounting Oversight Board (“PCAOB”) that was previously filed with the Securities and Exchange Commission as part of the Original Form 10-K and (ii) to include a revised Consent of Independent Registered Public Accounting Firm in Exhibit 23.1.  The report of our Independent Registered Public Accounting Firm, as included in this Amendment No. 1, does not modify the unqualified opinion previously expressed in the Original Form 10-K.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.  This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Registrant is including with this Amendment No. 1 currently dated certifications as Exhibits 31.1, 31.2 and 32.1, and Item 15 of Part IV of the Original 10-K is accordingly replaced with the Item 15 included herein.

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

/s/ PricewaterhouseCoopers LLP

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

Milestone Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity (Deficit) and Convertible Preferred Shares

(in thousands of US dollars, except share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2017	239,990	$1,228	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	27,236	—	—	—	—	$2,372	$(1,634)	$(35,085)	$25,985
Transactions in 2018
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,185)	(23,185)
Issuance of Class D1 preferred shares, net of share issuance costs	—	—	—	—	—	—	—	—	—	—	6,893,236	64,719	—	—	—	—	—	64,719
Issuance of Class D2 preferred shares, net of share issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	1,223,656	14,935	—	—	14,935
Exercise of stock options (note 7)	356,797	811	—	—	—	—	—	—	—	—	—	—	—	—	(350)	—	—	461
Share-based compensation (note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	633	—	—	633
Balance at December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,655	$(1,634)	(58,270)	$83,548

Balance as of December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	$2,655	$(1,634)	$(58,270)	$83,548
Transactions in 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,229)	(55,229)
Exercise of stock options (note 7)	33,159	85	—	—	—	—	—	—	—	—	—	—	—	—	(41)	—	—	44
Share-based compensation (note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Inital public offering (note 7)	6,325,000	85,363	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85,363
Preferred share conversion (note 7)	17,550,802	138,758	(372,211)	(2,027)	(2,443,914)	(12,643)	(2,830,907)	(17,198)	(3,786,878)	(27,236)	(6,893,236)	(64,719)	(1,223,656)	(14,935)	—	—	—	—
Balance as of December 31, 2019	24,505,748	$226,245	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$3,805	$(1,634)	$(113,499)	$114,917

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Year ended December 31,
	2019	2018
Cash flows from Operating activities
Net loss for the year	$(55,229)	$(23,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment (note 4)	38	10
Share-based compensation expense (note 7)	1,191	633
Changes in operating assets and liabilities:
Other receivables	119	(271)
Research and development tax credits receivable	(288)	137
Prepaid expenses	(447)	(1,298)
Accounts payable and accrued liabilities	3,520	2,876
Income taxes payable (receivable)	(56)	52

Net cash used in operating activities	(51,152)	(21,046)

Investing activities
Acquisition of property and equipment	(413)	(5)
Acquisition of short-term investments	(35,000)	(3,029)
Redemption of short-term investments	35,029	19,032

Net cash (used in) provided by investing activities	(384)	15,998

Financing activities
Issuance of Class D1 preferred shares	—	64,719
Issuance of Class D2 preferred shares	—	14,935
Net proceeds from issuance of common shares in Initial Public Offering (note 7)	85,363	—
Issuance of common shares on exercise of share options (note 7)	44	461

Net cash provided by financing activities	85,407	80,115

Net increase in cash and cash equivalents during the year	33,871	75,067

Cash and cash equivalents — Beginning of year	85,947	10,880

Cash and cash equivalents — End of year	$119,818	$85,947

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

1 Organization and nature of operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act of Québec. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short-acting calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be self-administered by patients. The Company is developing  etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

Reverse Share Split

On April 26, 2019, the Company’s Board of Directors approved an amendment to the Company’s articles of incorporation to effect a 1-for-5.3193 reverse share split of the Company’s common shares, convertible preferred shares and the share options of the Company. Accordingly, all common shares, convertible preferred shares, share options and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse share split. The reverse share split was effected on April 26, 2019.

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

h) Property and equipment

Property and equipment is stated at historical cost less accumulated amortization. Expenditures for maintenance and repairs are recorded to expense as incurred. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes an impairment loss when it is probable that an asset’s realizable value is less than the carrying value. To date, no such impairment losses have been recorded. Amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

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

l) Income taxes

The provision for income taxes is computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred income tax assets when it is more likely than not that these assets will not be realized. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements.

m) Foreign currency translation and transactions

The functional currency of the Company is the US dollar. Accordingly, transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. At each consolidated balance sheet date, monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using the exchange rate in effect at that date. Non-monetary assets and liabilities and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Any gains or losses arising on remeasurement are included in the consolidated statement of operations.

n) Share based compensation

The Company has a share based compensation plan which is described in detail in note 7 and records all share-based payments, including grants of employee share options, at their fair values. The fair value of share options granted to employees and non-employees is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognizes share based compensation expense over the requisite service period of the individual grants, which equals the vesting period, using the straight-line method. Forfeitures, if any, are recorded as they occur. Any consideration paid by employees on exercising share options and the corresponding portion previously credited to contributed surplus are credited to share capital. The Black-Scholes option pricing model used by the Company to calculate option values was developed to estimate fair value.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning December 1, 2020 and subsequent interim periods. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company’s two operating leases right-of-use assets are as follows as at December 31, 2019:

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

6 Convertible preferred shares

In May 2019, the Company completed its initial public offering (“IPO”).  Upon the closing of the IPO, all outstanding redeemable convertible preferred shares of Class A1, A2, B, C, D1 and D2 (collectively known as “Convertible Preferred Shares”) converted into 17,550,802 common shares.

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

Prior to May 2019, an authorized unlimited number of:

• Class A1 preferred shares, voting based on the number of common shares into which they could have been converted, annual non-cumulative dividend of 8% in preference to the holders of common shares calculated on their issue price. In addition, the Class A1 preferred shares were eligible to their pro rata shares, on an as-converted basis, to any dividend paid on common shares. The Class A1 preferred shares are subject to a weighted average antidilution adjustment in the event of a common share issuance at a price per share lower than C$5.3193

• Class A2 preferred shares, voting based on the number of common shares into which they could have been converted, preferential non-cumulative dividend of 8% pari passu with the Class B preferred shares and in preference to the holders of Class A1 preferred shares calculated on their issue price. In addition, the Class A2 preferred shares were eligible to their pro rata shares, on an as-converted basis, to any dividend paid on common shares. The Class A2 preferred shares were subject to a weighted average antidilution adjustment in the event of a common share issuance at a price per share lower than C$5.3193

• Class B preferred shares, voting based on the number of common shares into which they could have been converted, preferential non-cumulative dividend of 8% pari passu with the Class A2 preferred shares and in preference to the holders of Class A1 preferred shares calculated on their issue price. In addition, the Class B preferred shares were eligible to their pro rata shares, on an as-converted basis, to any dividend paid on common shares. The Class B preferred shares were subject to a weighted average antidilution adjustment in the event of a common share issuance at a price per share lower than $6.1172

• Class C preferred shares, voting based on the number of common shares into which they could have been converted, preferential non-cumulative dividend of 8% to the Class B and A2 preferred shares and in preference to the holders of Class A1 preferred shares calculated on their issue price. In addition, the Class B preferred shares were eligible to their pro rata shares, on an as-converted basis, to any dividend paid on common shares. The Class C preferred shares were subject to a weighted average antidilution adjustment in the event of a common share issuance at a price per share lower than $7.2619

• Class D1 preferred shares, voting based on the number of common shares into which they could have been converted, preferential non -cumulative dividend of 8% pari passu with the Class D2 preferred shares, and in preference to the holders of the Class C, Class B, Class A2 and Class A1 preferred shares calculated on their issue price. In addition, the Class D1 preferred shares were eligible to their pro rata shares, on an as-converted basis, to any non-cumulative dividend paid on common shares. The Class D1 preferred shares were subject to a weighted average antidilution adjustment in the event of a common share issuance at a price per share lower than $9.4295.

• Class D2 preferred shares, voting based on the number of common shares into which they could have been converted, preferential non-cumulative dividend of 8% pari passu with the Class D1 preferred shares, and in preference to the holders of the Class C, Class B, Class A2 and Class A1 preferred shares calculated on their issue price. In addition, the Class D2 preferred shares were eligible to their pro rata shares, on an as-converted basis, to any non-cumulative dividend paid on common shares. The Class D2 preferred shares were subject to a weighted average antidilution adjustment in the event of a common share issuance at a price per share lower than $12.2583.

The Company early adopted the guidance on down round features from ASU 2017-11 with respect to the antidilution adjustments for the Class A1, Class A2, Class B, Class C, Class D1 and D2 preferred shares.

The Class A1, A2, B, C, D1 and D2 preferred shares would have automatically converted into common shares at the applicable conversion price upon (i) closing of a qualified initial public offering at a price per share based on a pre-money valuation of the Company of at least $250,000 and resulting in gross proceeds of at least $60,000, whereby the shares would be listed on one or more Recognized Stock Exchanges; and (ii) the election to convert by a majority of the Class A1, A2, B, C, D1 and D2 preferred shares. The conversion rate of Class A1, A2, B, C, D1 and D2 preferred shares into common shares at the time of conversion was 1:1.

The holders of the Company’s Convertible Preferred Shares were entitled to receive non-cumulative dividends at the rate of 8% of the purchase price per annum in preference to any dividends to the holders of the common shares, payable as and if when declared by the Board of Directors. The holders of the Convertible Preferred Shares also were entitled to participate pro rata in any dividends paid to the holders of the common shares on an as-converted basis. The Board of Directors had not declared any dividends as of May 2019 when the Preferred Shares were converted and therefore no dividends were paid.

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

During the year ended December 31, 2019, the Company issued a total of 33,162 common shares (in 2018, 356,797) for a total cash consideration of $44 (in 2018, $461) pursuant to the exercise of 33,162 stock options (in 2018, 356,797) at an average exercise price of $1.326 per option (in 2018, $1.287 per option). As a result, an amount of $41 (in 2018, $350) previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Additional paid-in capital

	2019	2018
Opening balance	$2,655	$2,372
Share-based compensation expense	1,191	633
Exercise of stock options	(41)	(350)
Closing balance	$3,805	$2,655

Share-based compensation

The Company’s board of directors adopted and its shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) in April 2019, which became effective on May 8, 2019 in connection with the IPO. Initially, the maximum number of the Company’s common shares that may be issued under the 2019 Plan was 4,710,564 shares, which is the sum of (1) 1,923,501 new shares, plus (2) the number of shares (not to exceed 2,787,063 shares) (i) that remained available for the issuance of awards under the Company’s Stock Option Plan (the “2011 Plan”) at the time the 2019 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2011 Plan that terminate, expire or are otherwise forfeited, reacquired or withheld. In addition, the number of the Company’s common shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of the Company’s capital shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of May 8, 2019, the Company’s 2011 Plan was terminated and no further option grants will be made under the 2011 Plan.

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

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ deficit. The weighted average fair values of options granted in 2019 was $6.649 for the 2011 Plan and $13.912 for the 2019 plan (in 2018 for the 2011 Plan, $1.463). Share-based compensation expense recognized for the year ended December 31, 2019 was $1,191 (in 2018, $633).

As of December 31, 2019, there was $6,464 (for 2018, $2,402) of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years (for 2018, 3.1 years).

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

The Company recognized share-based compensation expense as follows at December 31, 2019 and 2018:

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2019 and 2018, as they would be anti-dilutive:

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

9 Income taxes

A reconciliation between tax expense and the product of accounting income multiplied by the basic income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Loss before income taxes	$(55,285)	$(23,111)
Basic income tax rate	26.30%	26.67%
Computed income tax recovery	(14,542)	(6,164)
Effect on income tax rate resulting from
Accounting charges not deductible for tax purposes	23	12
Non-deductible share-based compensation	317	169
Share issue costs	(2,739)
Unrecorded potential tax benefits of current period losses and other tax assets	16,829	6,183
Non-refundable investment tax credit used (earned) in the year	—	(145)
Valuation allowance for prior year adjustment	77	—
Other	(21)	19
Income tax expense (recovery)/expense reported in the consolidated statements of loss and comprehensive loss	$(56)	$74

The Company has incurred Canadian federal and provincial net operating losses (NOLs) from inception. As of December 31, 2019, the Company has NOL carry-forwards of approximately $86,591 and $86,085, respectively, for Canadian federal and Québec purposes, available to reduce future taxable income, which expire beginning in 2027 through 2039. The Company also has scientific research and experimental development expenditures of approximately $9,377 and $11,127, respectively, for Canadian federal and Québec income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary.

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

The Company’s deferred tax assets consist of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Net operating loss carry-forwards	25,965	12,209
Tax basis of property and equipment in excess of carrying values	103	93
Federal SR&ED investment tax credits	535	273
Taxation of federal SR&ED investment tax credits	(142)	(72)
Research and development expenditures	2,686	1,791
Financing costs	2,103	138
Others	16	21
Total gross deferred tax assets	31,266	14,453
Valuation allowance	(31,266)	(14,453)
Net deferred tax assets	—	—

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

	2019	2018
Cash	$149	$246
Short-term investments	—	29
Accounts payable and accrued liabilities	1,680	538
Net financial position exposure	$1,531	$263

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 88 of this Original Report on Form 10-K, which is incorporated into this item by reference.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The following list of exhibits includes exhibits submitted with this Amendment No. 1 as filed with the SEC and others incorporated by reference to other filings.

(a)Exhibits.

The exhibits listed below are filed as part of this registration statement.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1

Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

4.2

Third Amended and Restated Registration Rights Agreement, by and among the Company and certain of its shareholders, dated October 15, 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).

4.3

Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 6, 2020).

10.1+

Third Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).

10.2+

Form of Award and Grant Notices under the Third Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).

10.3+	2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (File No. 333-231347), filed with the SEC on May 9, 2019).
10.4+

Form of U.S. Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.5+

Form of U.S. Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.6+

Form of Canadian Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.7+

Form of Canadian Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.8+	2019 Employee Share Purchase Plan (incorporated herein by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 333-231347), filed with the SEC on May 9, 2019).
10.9+

Amended and Restated Employment Agreement between Joseph Oliveto and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.10+

Employment Agreement between Amit Hasija and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on September 9, 2019).

10.11+

Amended and Restated Employment Agreement between Francis Plat and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.12+

Amended and Restated Employment Agreement between Lorenz Muller and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.13+

Employment Agreement between Timothy L. Maness and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.14+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to the Original Form 10-K).
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

Milestone Pharmaceuticals Inc.

Dated: October 23, 2020	/s/ Joseph Oliveto
Joseph Oliveto
Chief Executive Officer