Form 10-Q
period 2020-09-30
Milestone Pharmaceuticals Inc.
filed 2020-11-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 29,822,897 common shares, no par value per share, outstanding.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled "Risk Factors." These risks include, among others, the following:

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.
●	We have only one product candidate, etripamil, for which we are currently pursuing clinical development. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.
●	We may not be successful in our efforts to expand our pipeline of product candidates beyond etripamil for PSVT.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.
●	Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, including the COVID-19 pandemic, and could be affected by future health epidemics.
●	As an organization, we have never successfully completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop, including our pivotal Phase 3 clinical trials for the treatment of PSVT.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell etripamil or any future product candidates, we may not be successful in commercializing etripamil or any future product candidates, if and when they are approved.
●	Even if etripamil or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	Even if we obtain and maintain approval for etripamil or any future product candidates from the FDA, we may never obtain approval of etripamil or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.
●	We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.
●	If we are unable to obtain and maintain patent protection for etripamil or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to commercialize successfully our product candidates may be impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	September 30, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$46,910	$119,818
Short-term investments (note 3)	56,000	—
Research and development tax credits receivable	822	578
Prepaid expenses	3,504	1,845
Other receivables	183	258
Total current assets	107,419	122,499
Operating lease right-of-use assets	1,045	524
Property and equipment	333	405
Total assets	$108,797	$123,428

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 5)	$5,647	$7,997
Current portion of operating lease liabilities	234	330
Total current liabilities	5,881	8,327
Operating lease liabilities	718	184
Total liabilities	6,599	8,511

Shareholders’ Equity (note 6, note 9)
Share capital
Common shares, no par value, unlimited shares authorized, 24,727,000 shares issued and outstanding as of September 30, 2020, 24,505,748 shares issued and outstanding as of December 31, 2019.	226,758	226,245
Pre-funded warrants - 6,655,131 issued and outstanding at September 30, 2020	24,770	—
Additional paid-in capital	7,104	3,805
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(154,800)	(113,499)

Total shareholders’ equity	102,198	114,917

Total liabilities, and shareholders’ equity	$108,797	$123,428

Subsequent Events (note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development, net of tax credits (note 8)	$8,228	$9,545	$28,722	$27,836
General and administrative	2,952	2,104	8,611	4,725
Commercial	905	2,076	4,615	6,428

Loss from operations	$(12,085)	$(13,725)	$(41,948)	$(38,989)

Interest income, net of bank charges	89	821	630	1,993

Loss and comprehensive loss before income taxes	(11,996)	(12,904)	(41,318)	(36,996)

Income tax recovery	(17)	(73)	(17)	(55)

Net loss and comprehensive loss for the period	$(11,979)	$(12,831)	$(41,301)	$(36,941)

Weighted average number of shares outstanding, basic and diluted	29,774,065	24,490,742	26,329,581	12,848,974

Net loss per share, basic and diluted (note 7)	$(0.40)	$(0.52)	$(1.57)	$(2.87)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity and Convertible Preferred Shares

(Unaudited)

(thousands of US dollars, except per share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2		Pre-funded warrants
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	—	$—	$2,655	$(1,634)	$(58,270)	$83,548
Transactions in three-month period ended March 31, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,452)	(10,452)
Exercise of stock options (note 6)	18,153	51	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26)	—	—	25
Share-based compensation (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	211	—	—	211
Balance at March 31, 2019	614,940	$2,090	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	—	$—	$2,840	$(1,634)	(68,722)	$73,332
Transactions in three-month period ended June 30, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,658)	(13,658)
Share-based compensation (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	276	—	—	276
Initial public offering	6,325,000	85,363	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85,363
Preferred share Conversion (note 6)	17,550,802	138,758	(372,211)	(2,027)	(2,443,914)	(12,643)	(2,830,907)	(17,198)	(3,786,878)	(27,236)	(6,893,236)	(64,719)	(1,223,656)	(14,935)	—	—	—	—	—	—
Balance at June 30, 2019	24,490,742	$226,211	—	$—	—	$—	—	$—	—	$—	—	—	—	—	—	$—	$3,116	$(1,634)	$(82,380)	$145,313
Transactions in three-month period ended September 30, 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,831)	(12,831)
Exercise of stock options (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	350	—	—	350
Balance at September 30, 2019	24,490,742	$226,211	—	$—	—	$—	—	$—	—	$—	—	—	—	—	—	$—	$3,466	$(1,634)	$(95,211)	$132,832

Balance as of December 31, 2019	24,505,748	$226,245	—	$—	—	$—	—	$—	—	$—	—	—	—	—	—	$—	$3,805	$(1,634)	(113,499)	$114,917
Transactions in three-month period ended March 31, 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,343)	(16,343)
Exercise of stock options (note 6)	53,722	133	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	77
Share-based compensation (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	981	—	—	981
Balance at March 31, 2020	24,559,470	$226,378	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$4,730	$(1,634)	$(129,842)	$99,632
Transactions in three-month period ended June 30, 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,979)	(12,979)
Exercise of stock options (note 6)	133,483	298	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(126)	—	—	172
Share-based compensation (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Balance at June 30, 2020	24,692,953	$226,676	—	$—	—	$—	—	$—	—	$—	—	—	—	—	—	$—	$5,795	$(1,634)	$(142,821)	$88,016
Transactions in three-month period ended September 30, 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,979)	(11,979)
Exercise of stock options (note 6)	34,047	82	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	—	—	48
Share-based compensation (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,343	—	—	1,343
Pre-funded warrants - Private Placement (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,655,131	24,770	—	—	—	24,770
Balance at September 30, 2020	24,727,000	$226,758	—	$—	—	$—	—	$—	—	$—	—	—	—	—	6,655,131	$24,770	$7,104	$(1,634)	$(154,800)	$102,198

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Nine months ended September 30,
	2020	2019
Cash flows from
Operating activities
Net loss for the period	$(41,301)	$(36,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	72	14
Share-based compensation expense (note 6)	3,515	837
Changes in operating assets and liabilities:
Other receivables	75	(110)
Research and development tax credits receivable	(244)	(166)
Prepaid expenses	(1,659)	(2,119)
Operating lease right of use asset, net	(83)	(11)
Accounts payable and accrued liabilities	(2,350)	4,001
Income taxes payable (receivable)	—	(55)

Net cash used in operating activities	(41,975)	(34,549)

Investing Activities
Acquisition of property and equipment	—	(312)
Acquisition of short-term investments	(60,000)	(35,000)
Redemption of short-term investments	4,000	5,029

Net cash used in investing activities	(56,000)	(30,283)

Financing activities
Net proceeds from issuance of common shares in Initial Public Offering	—	85,361
Issuance of common shares on exercise of share options (note 6)	297	25
Net proceeds from issuance of pre-funded warrants in a private placement (note 9)	24,770	—

Net cash provided by financing activities	25,067	85,386

Net increase (decrease) in cash and cash equivalents during the period	(72,908)	20,554

Cash and cash equivalents – Beginning of period	119,818	85,947

Cash and cash equivalents – End of period	$46,910	$106,501

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  September 30, 2020, and its results of operations for the three and nine months ended September 30, 2020 and 2019.

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

The Company will continue to evaluate the COVID-19 pandemic impact on the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

d) Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business.  The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for its clinical programs.  The extent to which the COVID-19 pandemic continues to impact its business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common shares will depend on future developments that remain highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

In July 2020, the Company received $24.7 million of net proceeds from the private placement of pre-funded warrants to existing shareholders (note 6).

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of September 30, 2020, the Company had cash, cash equivalents and short-term investments of $102.9 million and an accumulated deficit of $154.8 million. In October 2020, the Company concluded an offering of common shares and pre-funded warrants for gross proceeds of $51.7 million (note 9).

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

3 Short-term investments

Short-term investments are comprised of term deposits issued in US currency, earning interest between 0.48% and 0.86%, maturing between October 1, 2020 and August 16, 2021. These short term investments are in scope of ASC 320, Investments - Debt Securities. The short term investments maturity is greater than 90 days but less than one year, they are classified as held to maturity, recorded as current assets and are accounted for at amortized cost.

4     Operating lease

On July 1, 2020, the Company entered into an arrangement for the lease renewal for its headquarters located in Ville Saint-Laurent, Quebec. The 5-year lease term is from December 1, 2020 expiring on November 30, 2025. The Company revalued the operating lease right-of-use asset and operating lease liabilities at the effective lease arrangement date of July 1, 2020. The interest rate implicit in lease contracts is not readily determinable and the Company does not have a public credit rating and carries no debt.  As such, several factors were considered in the determination of the Company’s incremental borrowing rate used in determining the present value of lease payments.  The Company’s examined credit ratings for similar companies, assumed equivalency between the Canadian and U.S. markets for collateralized debt and used rates for the remaining lease term of 65 months.  This resulted in an incremental borrowing rate of 5.26%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. The Company is not reasonably certain of renewing the lease following the current renewal option and recognized the right-of-use asset and operating lease liabilities to November 30, 2025.

Right-of-use balance as at January 1, 2020	$524
Right-of-use adjustment renewal on July 1, 2020	735
Amortization of right-of-use asset nine-month period ended September 30, 2020	(214)
$1,045

Operating lease expenses for the nine-month period ended September 30, 2020 was $240 [2019 – $202], which are included in general and administrative operating expenses in the consolidated statement of loss and comprehensive loss, and within operating activities in the statement of cash flows for the nine-month period ended September 30, 2020, and are comprised of two operating lease right-of-use assets.

The following table summarizes the future minimum lease payments of operating lease right-of-use assets as at September 30, 2020:

October 1, 2020 to September 30, 2021	$283
October 1, 2021 to September 30, 2022	277
October 1, 2022 to September 30, 2023	167
October 1, 2023 to September 30, 2024	167
October 1, 2024 to September 30, 2025	167
October 1, 2025 to November 30, 2025	15
1,076
Less interest	(124)
$952

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

5     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following:

	September 30, 2020	December 31, 2019
Trade accounts payable	$4,256	$4,376
Accrued research and development liabilities	413	1,513
Other accrued liabilities	296	331
Accrued compensation and benefits payable	682	1,777
	$5,647	$7,997

6      Shareholders’ equity

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

As of September 30, 2020, 523,821 common shares were available under the ESPP and no common shares have been issued.

During the nine-month period ended September 30, 2020, the Company issued a total of 221,252 common shares [2019 –18,153] for a total cash consideration of $297 [2019 - $25] pursuant to the exercise of 221,252 stock options [2019 – 18,153] at an average exercise price of US$1.34 per option [2019 – US$1.32]. As a result, an amount of $216 [2019 - $26] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Pre-funded warrants – Private Placement

On July 23, 2020, the Company entered into a securities purchase agreement to sell and issue in a private placement pre-funded warrants to purchase up to an aggregate of 6,655,131 of the Company’s common shares, at a purchase price of $3.7465 per pre-funded warrant for aggregate net proceeds of $24.8 million (the Private Placement).  The Private Placement closed on July 24, 2020. Each pre-funded warrant is exercisable for one of the Company’s common shares at an exercise price of $0.01 per share, has no expiration date, and is immediately exercisable, subject to certain beneficial ownership limitations. The pre-funded warrants are classified and accounted for as equity.

Open Market Sale Agreement

On July 29, 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with respect to an at-the-market offering program (ATM Program) under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million. The Company has not sold shares under the ATM program as of the date of this filing.

Additional paid-in capital

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Opening balance	$5,795	$3,116	$3,805	$2,655
Share-based compensation expense	1,343	350	3,515	837
Exercise of stock options	(34)	—	(216)	(26)
Closing balance	$7,104	$3,466	$7,104	$3,466

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Share-based compensation

Under the 2019 Plan and 2011 Plan, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date. In the nine-month period ended on September 30, 2020, the Company granted stock options under the 2019 Plan that also vest and are exercisable in equal monthly installments over periods of 12 months to 48 months.

On January 1, 2020, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 980,229 common shares.  In addition, 42,576 options forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of September 30, 2020, there were 3,339,738 shares available for issuance under the 2019 Plan, of which 1,686,048 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at September 30 were as follows:

	2020				2019
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	2,364,526	2,364,526	$2.15	—	2,295,045	2,295,045	$1.77
Outstanding at beginning of period - 2019 Plan	220,140	—	220,140	20.78	—	—	—	—
Granted - 2011 Plan	—	—	—	—	—	116,739	116,739	9.42
Granted - 2019 Plan	1,474,460	—	1,474,460	12.91	241,378	—	241,378	20.34
Exercised - 2011 Plan	—	(221,252)	(221,252)	1.34	—	(18,153)	(18,153)	1.32
Forfeited - 2011 Plan	—	(28,478)	(28,478)	2.57	—	—	—	—
Forfeited - 2019 Plan	(37,913)	—	(37,913)	21.46	—	—	—	—
Cancelled - 2019 Plan	(2,997)	—	(2,997)	21.48	—	—	—	—
Outstanding - 9/30/2020	1,653,690	2,114,796	3,768,486	$7.30	241,378	2,393,631	2,635,009	$3.81
Outstanding - 9/30/2020 - Weighted average exercise price	$13.78	$2.23			$20.34	$2.15
Exercisable at end of period	155,501	1,445,244	1,600,745	$2.77	—	906,994	906,994	$1.49
Exercisable at end of period - Weighted average exercise price	$10.11	$1.99			$—	$1.49

As of September 30, 2020, the weighted average remaining contractual life was 8.2 [2019 – 6.25 years]. The weighted average remaining contractual life was 7.2 years for vested options [2019 – 6.7 years]. There were 66,391 options forfeited and 2,997 options cancelled for the nine-month period ended September 30, 2020 [2019 – nil].

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity. The weighted average fair values of options granted in the nine-month period ended September 30, 2020 was $9.14 per share [2019 - $11.76]. Share-based compensation expense recognized for the nine-month period ended September 30, 2020 was $3,515 [2019 - $837].

As of September 30, 2020, there was $17,847 [2019 – $6,193] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.4 years [2019 – 2.9 years].

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The non-vested options as at September 30 were as follows:

	2020				2019
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2011 Plan	—	1,152,300	1,152,300	$1.88	—	1,706,303	1,706,303	$1.35
Non-vested share options at beginning of period - 2019 Plan	218,975	—	218,975	$14.44	—	—	—	$—
Granted - 2011 Plan	—	—	—	—	—	116,739	116,739	6.65
Granted - 2019 Plan	1,474,460	—	1,474,460	9.14	241,378	—	241,378	14.23
Vested, outstanding 2011 Plan	—	(454,270)	(454,270)	1.87	—	(336,405)	(336,405)	1.21
Vested, outstanding 2019 Plan	(154,336)	—	(154,336)	6.99	—	—	—	-
Forfeited - 2011 Plan	—	(28,478)	(28,478)	1.84	—	—	—	—
Forfeited - 2019 Plan	(37,913)	—	(37,913)	15.21	—	—	—	—
Cancelled - 2019 Plan	(2,997)	—	(2,997)	15.25	—	—	—	—
Non-vested share options at end of period	1,498,189	669,552	2,167,741	$7.48	241,378	1,486,637	1,728,015	$3.53
Non-vested share options at end of period - Weighted average fair value	$9.97	$1.90			$14.23	$1.79

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Exercise price	$—	$21.63	$12.91	$16.78
Share price	$—	$21.63	$12.91	$16.78
Volatility	—%	10%	84%	80%
Risk-free interest rate	—%	1.54%	1.06%	1.94%
Expected life	—	6.25	5.89	6.25
Dividend	—%	0%	0%	0%

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

The Company recognized share-based compensation expense as follows for the three months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Administration	$525	$194	$1,367	$396
Research and development	580	124	1,495	358
Commercial activities	238	32	653	83
	$1,343	$350	$3,515	$837

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

7     Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period. Share-based compensation shares have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30 as they would be anti-dilutive:

	2020	2019
Share options and unvested restricted share awards	3,768,486	2,635,009

Amounts above reflect the common share equivalents of the noted instruments.

8     Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures for an amount of $470 for the nine-month period ended September 30, 2020 [2019 - $270].

9     Subsequent events

On October 22, 2020, the Company entered into an underwriting agreement with Jefferies LLC and Piper Sandler & Co. as representatives of the several underwriters (collectively, the Underwriters) relating to the issuance and sale of (i) 5,095,897 common shares, without par value, at a price to the public of $5.25 per share, and (ii) pre-funded warrants to purchase 4,761,903 common shares at an exercise price equal to $0.01 per share, at a price to the public of $5.24 per common share underlying the pre-funded warrants (the Offering).  The gross proceeds to the Company from the Offering were $51.7 million, including proceeds from the exercise of the Underwriters’ option to purchase additional shares.

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

NODE-301

In March 2020, we reported topline results of the first part of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which is a placebo-controlled Phase 3 safety and efficacy trial. The first part of NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five hour period following study drug administration. The median time to conversion for etripamil was 25 minutes (95% CI:16, 43) compared to 50 minutes (95% CI: 31,101) for placebo (p=0.12). Despite early activity, including the conversion of 61% of etripamil patients compared to 45% of placebo patients within 45 minutes after study drug administration (p=0.02), a time period consistent with the pharmacological activity of etripamil, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint. Patients were monitored during five hours after study drug administration.

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

We believe the safety and tolerability data from the first part of the NODE-301 trial is supportive of at-home use of etripamil, with adverse events, or AEs, consistent with those observed in prior trials. The most common AEs observed in patients receiving etripamil were nasal irritation and congestion, and these events were typically transient in nature and most commonly characterized by patients as mild in severity. There were no significant differences in incidences of severe adverse events or adverse events of interest, such as atrioventricular nodal blocks or blood pressure-related symptoms, across the etripamil and placebo groups.

The second part of the NODE-301 trial, NODE-301B, which we have renamed the RAPID trial, is continuing. The RAPID trial continues to follow patients already randomized in the NODE-301 trial who did not administer a dose of the study drug before the end of the first part of the trial. We plan to analyze the final data from the RAPID trial separately as a second efficacy data set.

Pivotal Clinical Program

In July 2020, we announced that we received guidance from the U.S. Food and Drug Administration, or FDA, on our proposal to use data from the outcome of the NODE-301 trial as well as the ongoing RAPID trial. The FDA indicated that the two trials, the RAPID trial and the completed NODE-301 trial, could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT.

Under an updated statistical analysis plan, or SAP, the primary efficacy endpoint for both the RAPID and NODE-301 trials will be defined as time to conversion over the first 30 minutes, with a target p- value of less than 0.05 for each trial. This endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting the emergency department. Later and earlier time points will also be assessed as part of secondary analyses to fully characterize the efficacy profile of etripamil.

When employing the updated SAP, results from NODE-301 show that 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). We believe that clinicians and cardiovascular thought leaders will view this as a clinically-meaningful outcome given the symptomatic nature of SVT episodes and the lack of approved at-home treatments. Assuming a positive outcome in the RAPID trial, these data could potentially serve to fulfill the efficacy requirement for the NDA.

RAPID Trial

The RAPID trial, which was originally designed to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events, will be an amendment and expansion of NODE-301B, which was already underway. Should the RAPID trial meet its primary objective, it could potentially serve as a pivotal efficacy and safety study. The study will include the 170 patients who are already enrolled, although many of those patients have been enrolled in the study for more than one year without reporting an SVT event. The study is expected to enroll up to 500 patients and will be completed after a total of 180 confirmed SVT events are reached. Additional patients to be enrolled in the RAPID trial will be randomized 1:1. We expect to report topline data from the RAPID trial in late 2021 or early 2022.

Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID trial will allow for an optional repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within 10 minutes of the first study drug administration. This tailored regimen, which is similar to current PSVT treatment practices in the emergency department setting, is enabled by the favorable safety data from the NODE-301 study. We expect that the repeat administration could benefit a broader group of patients, including those with more persistent episodes. In the NODE-301 study, 32% of etripamil patients and 14% of placebo patients converted to sinus rhythm within 10 minutes. The FDA agreed that the single and repeat administrations of etripamil could be pooled and compared to placebo for the primary analysis, resulting in no increase in the sample size.

Safety Studies

In addition to NODE-301 and the RAPID trial, the clinical development program for etripamil for PSVT consists of two other ongoing Phase 3 clinical trials, as well as completed Phase 2 and Phase 1 trials. NODE-302 is our ongoing Phase 3 open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 could enroll in NODE-302 and receive up to an additional 11 doses of etripamil. NODE-302 is a multi- center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self administration of etripamil. NODE-302 has collected safety data on more than 200 episodes across approximately 100 patients and is expected to be completed in 2020. Trial safety results will contribute to the etripamil safety database.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. The trial was originally designed to enroll enough patients to collect data on approximately 1,000 patients taking etripamil in an at-home setting. With the expanded size of the RAPID trial, the size of the NODE-303 study is expected to be reduced. A more accurate sizing of the trial will be determined once an overall size of the safety dataset is determined for NDA filing following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which was required in the NODE-301 trial, and in a broad patient population including patients taking concomitant beta-blockers and calcium channel blockers.

We are in the process of initiating patient access programs that have as their primary objective providing further access to etripamil to patients who have participated in the clinical development registration trials to treat future SVT episodes. These programs will be tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

Phase 1 and Phase 2 Trials

We completed our Phase 2 clinical trial of etripamil for the treatment of PSVT in the United States and Canada in the electrophysiology lab, with results published in the Journal of the American College of Cardiology. Investigators reported an 87% termination rate of induced episodes of SVT within 15 minutes at the dose selected for our Phase 3 trials versus a 35% termination rate for placebo.

We have completed two Phase 1 clinical trials in healthy volunteers, characterizing the pharmacokinetics and pharmacodynamic effect of etripamil. Our most recent Phase 1 trial (NODE-102) demonstrated no significant differences in etripamil plasma levels or pharmacodynamic outcomes between Caucasian volunteers or subjects of Japanese descent, which was the primary objective of the study. In secondary analyses of all patients, the study showed that the relevant pharmacodynamic effect of 70 mg etripamil for PSVT, as measured by PR interval prolongation, is approximately in the range of 5 to 50 minutes. This period of time is consistent with data on time to conversion of SVT and data on heart rate reductions observed in NODE-301. When interpreting an electrocardiogram, the interval between the P wave and the R wave, known as the PR interval, is a measure of conduction over the AV node.

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. We plan to initiate a Phase 2 proof-of-concept clinical trial in the second half of 2020 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in atrial fibrillation and we anticipate reporting data following disclosure of top line results of the RAPID trial.

As we generate more data on the safety and efficacy profile of etripamil in PSVT, we will continue to assess whether etripamil could be developed for the treatment of atrial fibrillation as well as other areas of unmet medical need.

Operations Overview

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

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2020 and 2019, we recorded net losses of $41.3 million and $36.9 million, respectively. As of September 30, 2020, we had an accumulated deficit of $154.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $102.9 million of cash, cash equivalents and short-term investments at September 30, 2020, and in October 2020, we received $51.7 million of proceeds from the sale of pre-funded warrants.

Although we implemented certain cost-cutting measures, we nevertheless expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT;

●	seek marketing approvals for etripamil for the treatment of PSVT and other cardiovascular indications;

●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation with rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;

●	maintain, protect and expand our intellectual property portfolio;

●	hire additional clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting and other expenses associated with operating as a public company.

Recent Developments

Pre-Funded Warrants - Private Placement

On July 23, 2020, we entered into a securities purchase agreement with affiliates of an existing shareholder, all of whom are accredited investors, pursuant to which we agreed to sell and issue to the purchasers, in a private placement, pre-funded warrants to purchase up to an aggregate of 6,655,131 of our common shares at a purchase price of $3.7465 per pre-funded warrant. The private placement closed on July 24, 2020, and we received approximately $25 million in gross proceeds before deducting offering expenses.

The pre-funded warrants have an initial exercise price of $0.01 per share, subject to certain adjustments, and no expiration date. The pre-funded warrants may be exercised at any time. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a pre-funded warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of our outstanding common shares immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage upon 61 days’ notice subject to the terms of the pre-funded warrants.

Open Market Sale Agreement

On July 29, 2020, we entered into an Open Market Sale Agreement℠, or the Sales Agreement, with Jefferies LLC or Jefferies with respect to an at-the-market offering program , or the ATM Program, under which we may issue and sell our common shares having an aggregate offering price of up to $50 million through Jefferies as our sales agent or principal. The common shares to be sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the Securities and Exchange Commission on July 6, 2020. We have not sold shares under the ATM program as of the date of this filing.

Changes to the Board of Directors

On September 21, 2020, our Board of Directors appointed Lisa M. Giles and Robert J. Wills, Ph.D. to the Board of Directors, effective October 1, 2020. Ms. Giles has over 35 years of extensive and significant experience in the pharmaceutical, diagnostic, and device industries, including enterprise strategic planning, R&D and Commercial planning, operations, and business development, and Dr. Wills has over 35 years of extensive and significant experience in the pharmaceutical industry, including preclinical and clinical research and development, business development and strategic partnering.

Public Offering

On October 22, 2020, we entered into an underwriting agreement with Jefferies and Piper Sandler & Co. as representatives of the several underwriters, or collectively, the Underwriters, relating to the issuance and sale of (i) 5,095,897 common shares, without par value, at a price to the public of $5.25 per share, and (ii) pre-funded warrants to purchase 4,761,903 Common Shares at an exercise price equal to $0.01 per share, at a price to the public of $5.24 per common share underlying the pre-funded warrants, or the Offering. Pre-Funded Warrants. The gross proceeds to us from the Offering were $51.7 million, including proceeds from the exercise of the Underwriters' option to purchase additional shares. The securities were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the Securities and Exchange Commission on July 6, 2020, a base prospectus dated July 6, 2020 and the related prospectus supplement dated October 22, 2020 and a related registration statement (File No. 333-249623) filed on October 22, 2020 in accordance with Rule 462(b) under the Securities Act of 1933, as amended. The offering closed on October 27, 2020.

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

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. Since our last quarterly filing, the COVID-19 pandemic has impacted our ability to maintain patient enrollment in our NODE-303 study as some of the initiated clinical sites have closed their practices to further enrollment. We believe that the corresponding overall impact on the etripamil PSVT program will be lessened as we downsize the NODE-303 study and allocate resources to the recently initiated RAPID trial. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopenings stall or are limited due to continued spread of COVID-19, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

We expect that our current operating plan and existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

However, our operating plan has changed as we focus our efforts on the development of etripamil PSVT program and may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Furthermore, the COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. It is not possible to reliably estimate the length and severity of this disruption. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we expect the COVID-19 pandemic to continue to affect our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Canada, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate to increase for initiation of our proof of concept clinical trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses. The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Clinical and pre-clinical	$7,058	$7,778	$23,677	$22,989
Drug manufacturing and formulation	1,029	1,431	3,769	3,699
Regulatory and other costs	433	435	1,746	1,418
Less: investment tax credits	(292)	(99)	(470)	(270)
Total research and development expenses	$8,228	$9,545	$28,722	$27,836

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

Commercial Expenses

Commercial expenses consist primarily of personnel and related compensation costs, market and health economic research, and market development activities for PSVT and, to a much lesser extent, atrial fibrillation with rapid ventricular rate. The focus of these expenses is three-fold: first, we want to leverage rigorous primary and secondary research to fully understand our target disease states from the perspective of the patient, healthcare provider, and payor; second, we want to understand and document the burden of disease posed by PSVT from an epidemiology, healthcare resource use, and cost perspective; and third, we want to engage our target patient, physician, and payor stakeholders with evidence-based and compliant educational materials that serve to increase the awareness and understanding of the impact of PSVT on patients and the overall healthcare system.

We expect to continue implementing our plan to reduce operating expenses by 20 to 25% during the remainder of fiscal year 2020 in order to focus our efforts on the optimized clinical development pathway for etripamil that was determined following regulatory feedback. The cuts primarily affect pre-commercialization activities. Starting approximately one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure, personnel, and operational expenses required to launch our first product in the United States, if approved.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations and changes:

	Three months ended
	September 30,
(in thousands)	2020	2019	$Change	% Change
Operating expenses
Research and development, net of tax credits	$8,228	$9,545	$(1,317)	-13.8%
General and administrative	2,952	2104	848	40.3%
Commercial	905	2,076	(1,171)	-56.4%
Total operating expenses	12,085	13,725	(1,640)	-12.0%
Loss from operations	(12,085)	(13,725)	1,640	-12.0%
Interest income, net of bank charges	89	821	(732)	-89.2%
Loss and comprehensive loss before income taxes	(11,996)	(12,904)	908	-7.0%
Income tax recovery	(17)	(73)	56	-76.7%
Net loss and comprehensive loss	$(11,979)	$(12,831)	$852	-6.6%

	Nine months ended
	September 30,
(in thousands)	2020	2019	$Change	% Change
Operating expenses
Research and development, net of tax credits	$28,722	$27,836	$886	3.2%
General and administrative	8,611	4,725	3,886	82.2%
Commercial	4,615	6,428	(1,813)	-28.2%
Total operating expenses	41,948	38,989	2,959	7.6%
Loss from operations	(41,948)	(38,989)	(2,959)	7.6%
Interest income, net of bank charges	630	1,993	(1,363)	-68.4%
Loss and comprehensive loss before income taxes	(41,318)	(36,996)	(4,322)	11.7%
Income tax recovery	(17)	(55)	38	-69.1%
Net loss and comprehensive loss	$(41,301)	$(36,941)	$(4,360)	11.8%

Research and Development Expenses

Research and development, or R&D, expenses decreased by $1.3 million, or 14%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. However, R&D expenses increased by $1.0 million, or 3.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the quarter ended September 30, 2020, we recorded $8.2 million in R&D expenses.  During the nine months ended September 30, 2020, we recorded $28.8 million in research and development expenses.  Spending during both periods was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. We spent $5.6 million on these programs in the third quarter of 2020 and recorded R&D and personnel related costs of $2.9 million, including non-cash compensation costs related to share-based compensation expense. During the same period of 2019, we recorded expenses of $6.6 million for the efficacy trial in etripamil for the treatment of PSVT and recorded R&D and personnel related costs of $3.0 million. Additionally, we spent $18.8 million on these programs in the first nine months of 2020 and recorded R&D and personnel related costs of $10.4 million, including non-cash cost related to share-based compensation expense. During the same period of 2019, we recorded expenses of $19.1 million for the efficacy trial in etripamil for the treatment of PSVT and recorded R&D personnel related costs of $9.0 million. We also recognized $0.3 million and $0.1 of reimbursable R&D investment tax credits provided by the provincial government of Québec in the three-month periods ended September 30, 2020 and 2019, respectively and $0.5 and 0.3 million of such tax credits in the nine-month periods ended September 30, 2020 and 2019.  Tax credits are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 40% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased by $4.0 million, or 82% for the nine months ended September 30, 2020 compared to the nine month ended September 30, 2019. Following the IPO in May 2019, insurance costs increased to support risk management activities as a public company. In addition, we incurred increased spending related to consulting, recruiting and professional fees to support the increased compliance requirements of being a public company. Additionally, during the three-month and nine-month periods ended on September 30, 2020, compensation and related personnel costs increased when compared to the same period in 2019 due to an increase in administrative headcount and non-cash compensation cost related to share-based compensation expense.

In June 2020, we amended our executive officer employment agreements in connection with our plan to reduce operating expenses for the remainder of 2020, which included, among other items, a 20% reduction in base salary for our executive officers (25% for our Chief Executive Officer) for a term of one year.

Commercial Expenses

Commercial expenses decreased by $1.2 million, or 56%, for the three months ended September 30, 2020 and by $1.8 million, or 28.2% for the nine months ended September 30, 2020 when compared to the same periods in 2019. We reduced operating expenses in the second quarter of 2020 in order to focus our efforts on an optimized clinical development pathway for etripamil. The cuts primarily affected pre-commercialization activities.

Interest Income, Net

Interest income, net of bank charges was $0.1 million and $0.8 million for the three-month periods ended September 30, 2020 and 2019, respectively and $0.6 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. The reduction in interest income is mainly explained by lower interest rates earned on investments in 2020 when compared to 2019 and by lower cash balances in 2020 compared to the same period in 2019.

Net Loss

For the foregoing reasons, we had net losses of $12.0 million and $12.8 million for the three months ended September 30, 2020 and 2019, and $41.3 million and $36.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from the IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate to continue to incur losses for at least the next several years. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $102.9 million and an accumulated deficit of $154.8 million.

In July 2020, we entered into a securities purchase agreement with affiliates of RTW Investments LP, an existing shareholder (the Purchasers), to sell and issue to the Purchasers in a private placement, pre-funded warrants to purchase up to an aggregate of 6,655,131 of the our common shares, at a purchase price of $3.7465 per pre-funded warrant for aggregate proceeds of $25 million before deducting offering expenses.  The private placement closed on July 24, 2020.

On July 29, 2020, we entered into the Sales Agreement with Jefferies with respect to the ATM Program, under which we may issue and sell our common shares having an aggregate offering price of up to $50 million through Jefferies as our sales agent or principal. We have not yet sold any common shares under the ATM Program.

In addition, on October 22, 2020, we entered into an underwriting agreement with Jefferies and Piper Sandler & Co. as representatives of the Underwriters relating to the issuance and sale of (i) 5,095,897 common shares, without par value, at a price to the public of $5.25 per share, and (ii) pre-funded warrants to purchase 4,761,903 Common Shares at an exercise price equal to $0.01 per share, at a price to the public of $5.24 per Common Share underlying the pre-funded warrants. The gross proceeds were $51.7 million before deducting offering expenses, including proceeds from the exercise of the Underwriters' option to purchase additional shares. The securities were offered and sold pursuant to a base prospectus dated July 6, 2020 and the related prospectus supplement dated October 22, 2020 and a related registration statement (File No. 333-249623) filed on October 22, 2020 in accordance with Rule 462(b) under the Securities Act of 1933, as amended. The offering closed on October 27, 2020.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(41,975)	(34,549)	(7,426)	21.49%
Investing activities	(56,000)	(30,283)	(25,717)	84.92%
Financing activities	25,067	85,386	(60,319)	(70.64)%
Net increase (decrease) in cash and cash equivalents during the period	(72,908)	20,554	(93,462)

Operating Activities

In the nine months ended September 30, 2020, we used $42.0 million of cash in operating activities, which consisted of a net loss of $41.3 million and a net change of $4.3 million in our net operating liabilities and non-cash charges of $3.6 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $2.4 million for accounts payable and accrued liabilities and an increase of $1.7 million for prepaid expenses.

In the nine months ended September 30, 2019, we used $34.5 million of cash in operating activities, which consisted of a net loss of $36.9 million and a net change of $1.5 million in our net operating liabilities and non-cash charges of $0.9 million. The non-cash charges primarily consist of share-based compensation expense for grants to employees. The change in our net operating assets and liabilities was due to an increase of $4.0 million of accounts payable and accrued liabilities and a net decrease of $0.3 million primarily related to other receivables, income tax payable and research and development tax credits receivable offset by $2.1 million for prepaid expenses.

Investing Activities

In the nine months ended September 30, 2020, we used $60.0 million of cash for the acquisition of short-term investments and we received $4.0 million of cash from redemptions. In the same period in 2019, we used $35.0 million of cash for the acquisition of short-term investments and we received $5.0 million of cash from redemptions.

Financing Activities

In the nine months ended September 30, 2020 and 2019, our financing activities provided $297 thousand and $25 thousand, respectively, which consisted of proceeds from the exercise of share options. In addition, we received net proceeds of $24.7 from a private placement of equity securities which closed on July 24, 2020. In the nine months ended September 30, 2019, the IPO provided net cash consideration of $85.4 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements.

Contractual Obligations

On July 1, 2020, we entered into an arrangement for the lease renewal for our headquarters located in Ville Saint-Laurent, Quebec. The 5-year lease extension term is from December 1, 2020 expiring on November 30, 2025. We revalued the operating lease right-of-use asset and operating lease liabilities at the effective lease arrangement date of July 1, 2020. We recognize lease expenses on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. We are not reasonably certain of renewing the lease following the current renewal option and recognized the right-of-use asset and operating lease liabilities to November 30, 2025.

Except as set forth above, during the three and nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 6, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as at September 30, 2020, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We anticipate that the COVID-19 pandemic will have an impact on the development timelines of our clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require the update of our estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $102.9 million as of September 30, 2020, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At September 30, 2020, our net monetary assets denominated in Canadian dollars were equivalent to $0.75 in U.S. dollars.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes thereto before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 6, 2020.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $41.3 million and $36.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $154.8 million We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents and short-term investments to be sufficient to fund our operations.

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
•

initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation with rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. There can be no guarantee that the recently initiated RAPID trial will meet its primary endpoint. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2019, we had Canadian federal and provincial non-capital loss carry forwards of $86.6 million and $86.1 million, respectively, which expire beginning in 2027 through 2039. In addition, we also have scientific research and experimental development expenditures of $9.4 million and $11.1 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our subsidiary’s ability to use our U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards, or NOLs, of $12.4 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly-owned subsidiary. Under U.S. federal income tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which was modified by legislation enacted on March 27, 2020 entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, including the COVID-19 pandemic, and could be affected by future health epidemics.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, in March 2020, we reported that the first our NODE-301 trial did not meet its primary endpoint. With agreement from the FDA, we have revised the second part, and renamed it the RAPID trial, but there can be no guarantee that the recently initiated RAPID trial will meet its primary endpoints. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for our drug products, the commercial success of our drug products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Although we maintain clinical trial liability insurance coverage with maximum coverage of $10 million per incident and an aggregate loss limit of $10 million such insurance may not be adequate to cover all liabilities that we may incur with medical product during the clinical trials. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and maintain a product liability insurance if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, also imposes, among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security, transmission and breach reporting of individually identifiable health information.

The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There remain judicial and Congressional challenges to certain aspects of the PPACA as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case.

It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada.While some of these measures may require additional authorization to become effective, U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

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

It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from manufacturers in the United States instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

We cannot predict the likelihood, nature or extent of health reform initiatives that may arise from future legislation or administrative action in the United States, particularly as a result of the recent presidential election, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if the we or such third parties are not able to maintain regulatory compliance, etripamil or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

As of September 30, 2020, we had 28 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through September 30, 2020, the price of our common shares has ranged from $1.70 per share to $27.15 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common shares may be influenced by the following:

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

Based upon our common shares outstanding as of September 30, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 50.6% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Based on the nature and composition of our income, assets, activities and market capitalization for our taxable year ending December 31, 2019, we believe that we may have been classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2019. Based on the expected nature and composition of our income and assets for our taxable year ending December 31, 2020, we expect that we may be classified as a PFIC for our taxable year ending December 31, 2020. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year and we have not yet made any determination as to our expected PFIC status for the current year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

If we are a PFIC, U.S. Holders may be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferential tax rates for individuals on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations.

A “U.S. Holder” is a holder of our common shares who, for U.S. federal income tax purposes, is: (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or another entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S.Treasury Regulations.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On November 11, 2020, Paul Edick notified the Company of his decision to resign from the Board of Directors, including any committees of the Board of Directors, effective January 1, 2021. Mr. Edick’s resignation from the Board of Directors is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Following Mr. Edick’s resignation and effective January 1, 2021, the Compensation Committee of the Board will consist of Debra Liebert, Richard Pasternak and Paul Truex, and the Nominating and Corporate Governance Committee of the Board will consist of Robert Wills and Paul Truex. In addition, Robert Wills will replace Mr. Edick as Chairperson of the Board, effective as of January 1, 2021.

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

10.1

Securities Purchase Agreement , dated July 22, 2020, between the Company and affiliates of RTW Investments, LP (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020).

10.2

Open Market Sale AgreementSM, dated July 29, 2020, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 29, 2020).

10.3+	The Non-employee Director Compensation Policy, as amended.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE PHARMACEUTICALS INC.

Date: November 13, 2020	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)