Form 10-K
period 2020-12-31
Milestone Pharmaceuticals Inc.
filed 2021-03-29
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ◻ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common share for The Nasdaq Stock Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $ 93.3 million.

As of March 5, 2021, the total number of shares outstanding of the registrant’s Common Shares was 29,846,000 shares, net of treasury shares.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	uncertain impacts that the COVID-19 pandemic may have on our business, strategy, clinical trial progress and research and development efforts;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.
●	We have only one product candidate, etripamil, for which we are currently pursuing clinical development. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.
●	We may not be successful in our efforts to expand our pipeline of product candidates beyond etripamil for PSVT.
●	The development of additional product candidates is risky and uncertain.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.
●	Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, including the COVID-19 pandemic, and could be affected by future health epidemics.
●	We may encounter substantial delays or difficulties in our clinical trials.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell etripamil or any future product candidates, we may not be successful in commercializing etripamil or any future product candidates, if and when they are approved.
●	Even if etripamil or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	Even if we successfully obtain approval for etripamil, its success will be dependent on its proper use.
●	If the market opportunities for etripamil and any future product candidates are smaller than we estimate, our business may suffer.
●	Coverage and adequate reimbursement may not be available for etripamil or any future product candidates, which could make it difficult for us to gain market acceptance.
●	Even if we obtain and maintain approval for etripamil or any future product candidates from the FDA, we may never obtain approval of etripamil or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.
●	Even if we obtain regulatory approval for etripamil or any future product candidates, they will remain subject to ongoing regulatory oversight.
●	We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.
●	We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	Etripamil is intended to be used with a nasal-spray device, which may result in additional regulatory and supply risks.

●	If we are unable to obtain and maintain patent protection for etripamil or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to commercialize successfully our product candidates may be impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	The market price of our common shares has been and may continue to be volatile and fluctuate substantially, and you could lose all or part of your investment.
●	Our common shares are thinly traded and our shareholders may be unable to sell their shares quickly or at market price.
●	Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1.      BUSINESS

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil to treat paroxysmal supraventricular tachycardia, or PSVT, atrial fibrillation (AF) and rapid ventricular rate, or AFib-RVR, and other cardiovascular indications.

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

In March 2020, we reported topline results of the first part of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which is a placebo-controlled Phase 3 safety and efficacy trial. The first part of NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period after study drug administration. The median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo (p=0.12). Despite early activity, including the conversion of 61% of etripamil patients compared to 45% of placebo patients within 45 minutes after study drug administration (p=0.02), a time period consistent with etripamil’s pharmacological activity, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint.

The study demonstrated statistically significant differences in favor of etripamil treated patient compared to those taking placebo in the secondary endpoint of patient reported treatment satisfaction, as measured by a treatment satisfaction questionnaire for medication (TSQM-9), including global satisfaction (p=0.0069) and effectiveness scores (p=0.0015). Additionally, there was a trend towards improvement in the percentage of patients seeking rescue medical intervention, including in the emergency department, with 15% and 27% etripamil and placebo patients, respectively, reporting such intervention (p=0.12).

The most common AEs observed in patients receiving etripamil were nasal irritation (19.6%) and congestion (6.7%), and these events were typically transient in nature and most commonly characterized by patients as mild in severity. There were no significant differences in incidences of severe adverse events or adverse events of interest, such as atrioventricular nodal blocks or blood pressure-related symptoms, across the etripamil and placebo groups. We believe the safety and tolerability data from the first part of the NODE-301 trial is supportive of at-home use of etripamil, with adverse events, or AEs, largely consistent with those observed in prior trials.

We are continuing the second part of the NODE-301 trial, NODE-301B, which we have renamed the RAPID trial. The RAPID trial continues to follow patients already randomized in the NODE-301 trial who did not administer a dose of the study drug before the end of the first part of the trial. We are also expanding the RAPID trial to add more clinical study sites and more patients. We plan to analyze the final data from the RAPID trial separately as a second efficacy data set.

In July 2020, we announced that we received guidance from the U.S. Food and Drug Administration, or FDA, on our proposal to alter the size and design of the RAPID trial as well as the overall program based on the data from the NODE-301 trial. The FDA indicated that two studies, the RAPID study and the completed NODE-301 study, could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT.

Under an updated statistical analysis plan, or SAP, the primary efficacy endpoint for both the RAPID and NODE-301 studies will be defined as time to conversion over the first 30 minutes, with a target p- value of less than 0.05 for each study. This endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting the emergency department. Later and earlier time points will also be assessed as part of secondary analyses to fully characterize the efficacy profile of etripamil.

When employing the updated SAP retrospectively to the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). We believe, based on interactions with PSVT treating physicians and cardiovascular thought leaders, that a 50% conversion rate within 60 minutes is a clinically meaningful outcome given the symptomatic nature of SVT episodes and the lack of approved at-home treatments. Assuming a positive outcome in the RAPID study, these data could potentially serve to fulfill the efficacy requirement for the NDA.

The RAPID trial was originally an ongoing trial named NODE-301B and was designed to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events. After receiving guidance from the FDA on our Phase 3 program, we have amended and expanded NODE-301B and renamed it the RAPID trial. The RAPID trial will include the 170 patients who are already enrolled in NODE-301B and is expected to enroll approximately 500 patients in total. The trial will be completed after a total of 180 confirmed SVT events are reached. Additional patients enrolled in the RAPID study will be randomized 1:1.

During the fourth quarter of 2020, we observed delays in our enrollment and clinical trial site startups for the RAPID study. We believe the effects of the COVID-19 pandemic and its impact contributed to such delays. As a result we have taken measures to increase the enrollment of patients by increasing the number of clinical trial sites, including more clinical sites planned in European countries to diversify and better protect the study recruitment against COVID’s geographical resurgences.  We are also increasing site specific support for clinical trial sites currently open. We will continue to monitor the impact of COVID-19 on the study and expect to continue these enrollment enhancing initiatives throughout 2021. While we monitor the effect of those initiatives, we are maintaining our guidance of achieving topline data from the RAPID trial in late 2021 or early 2022.

Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID study will allow for a repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within 10 minutes of the first study drug administration. This tailored regimen, using a repeat-dose is similar to current PSVT treatment practices with intravenous drugs in the emergency department setting. It is enabled by the favorable safety data from the NODE-301 study. We expect that the repeat administration could benefit a broader group of patients, including those with more persistent episodes. In the NODE-301 study, 32% of etripamil patients and 14% of placebo patients converted to sinus rhythm within 10 minutes. The FDA agreed that the single and repeat administrations of etripamil could be pooled and compared to placebo for the primary analysis, resulting in no increase in the sample size.

We are in the process of initiating patient access programs that have as their primary objective providing further access to etripamil for future SVT episodes to patients who have participated in the clinical development registration trials. These programs will be tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation, or AF, in which patients experience rapid ventricular rates. Our initial qualitative market research indicates that the target addressable market for etripamil in patients with atrial fibrillation and rapid ventricular rate is approximately 40% of the five to six million patients diagnosed with atrial fibrillation. We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate in the at-home setting to provide a supplemental option to the oral rate or rhythm control strategy their physician has already prescribed. We began enrollment of patients in a Phase 2 proof-of-concept clinical trial titled ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in AFib-RVR episodes. The Phase 2 double blind, placebo controlled, proof-of-concept, which will be conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is to be conducted in the hospital or emergency department setting under medical supervision.We anticipate reporting data following disclosure of top line results of the RAPID trial.

As we generate more data on the safety and efficacy profile of etripamil in PSVT and assess the proof-of-concept results from the ReVeRA trial, we will continue to assess whether etripamil could be further developed in PSVT and AFib-RVR, and other areas of unmet medical need.

Our Pipeline

The following table sets forth the status and initial focus of etripamil.

Safety Studies

In addition to NODE-301 and the RAPID trial, the clinical development program for etripamil for PSVT consists of two other Phase 3 clinical trials, as well as completed Phase 2 and Phase 1 trials. NODE-302 is our ongoing Phase 3 open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 could have enrolled in NODE-302 and received up to an additional 11 doses of etripamil. NODE-302 is a multi- center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a severe adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil. We completed NODE-302 in late 2020 with a data set of 245 episodes with 105 patients dosed at least once out of 169 patients enrolled. Trial safety results will contribute to the etripamil safety database, and are expected to be available in 2021.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. We originally designed this trial to enroll enough patients to collect data on up to 1,000 patients taking etripamil in an at-home setting. With the expanded size of the RAPID trial, we expect the size of the NODE-303 study to be reduced. We expect to determine a more accurate sizing of the trial following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which is required in the RAPID trial, and in a broad patient population including patients taking concomitant beta-blockers and calcium channel blockers.

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

We have completed two Phase 1 clinical trials in healthy volunteers, characterizing the pharmacokinetics (PK) and pharmacodynamic (PD) effect of etripamil. Our most recent Phase 1 trial (NODE-102) demonstrated no significant differences in etripamil plasma levels or pharmacodynamic outcomes between Caucasian volunteers and subjects of Japanese descent, which was the primary objective of the study. In secondary analyses of all patients, the study showed that the relevant pharmacodynamic effect of 70 mg etripamil for PSVT, as measured by PR interval prolongation, is approximately in the range of 5 to 50 minutes. This period of time is consistent with data on time to conversion of SVT observed in NODE-301. When interpreting an electrocardiogram, the interval between the P wave and the R wave, known as the PR interval, is a measure of conduction over the AV node.

Our Strategy

Our goal is to identify, develop and commercialize innovative cardiovascular medicines, including etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications, and additional clinical stage compounds for other cardiovascular conditions. The key elements of our business strategy to achieve this goal include the following:

•

Successfully complete development and obtain regulatory approval of etripamil for the treatment of PSVT. We are focused on efficiently developing and obtaining approval for etripamil to treat patients with PSVT. We are maintaining our guidance of achieving topline data from the RAPID trial in late 2021 or early 2022. We intend to first seek regulatory approval in the United States, followed by Europe and other major markets.

•

Expand the scope of cardiovascular indications for etripamil beyond PSVT. We are investigating the use of etripamil for the treatment of patients with AFib-RVR. We believe that etripamil could benefit patients with AFib-RVR based on the approved use of intravenous, or IV, calcium channel blockers in this indication. We began enrollment of our Phase 2 proof-of-concept clinical trial in patients with AFib-RVR in the first quarter of 2021 . We are also exploring the additional cardiovascular opportunities for the use of etripamil.

•

Maximize the value of our programs by maintaining flexibility to commercialize our product candidates independently or through collaborative partnerships. We currently have exclusive development and commercialization rights for etripamil for our initial indications of PSVT and AFib-RVR. We plan to establish commercialization and marketing capabilities using a direct sales force to commercialize etripamil in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies.

•

Leverage our expertise and experience to expand our pipeline of product candidates. We seek to maximize our commercial opportunities by acquiring or in-licensing product candidates for indications with significant unmet need with a focus on novel treatments for cardiovascular conditions. Our leadership team has extensive experience in developing and commercializing successful drugs. We intend to leverage the collective talent within our organization and our network to guide our development plans and pipeline expansion.

Cardiac Conduction

Normal Conduction

Within the right atrium, one of the heart’s upper chambers, sits a specialized structure called the sinus node. The sinus node generates its own electrical signal, which spreads throughout both atria and is transmitted down to the lower chambers, the ventricles, and over another piece of electrical tissue called the atrio-ventricular, or AV, node, which is shown in the figure below. Once the signal reaches the ventricles, it causes them to contract, pumping blood out to the body. Another heartbeat does not occur until a new signal is generated from the sinus node and the cycle repeats. Under normal conditions, passage from the sinus node over the AV node is the only way for the electrical impulse to travel from the atria down to the ventricles.

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

As seen in the figure below, the various waves of an ECG tracing corresponding to the events of a single heartbeat are named with the letters P, Q, R, S and T. The interval between the P wave and the R wave, known as the PR interval, is a measure of conduction over the AV node. A normal PR interval is 0.12-0.20 seconds in duration.

ECG Tracing Graph – Event Single Heartbeat

Arrhythmias

A disruption in the heart’s normal rate or rhythm is called an arrhythmia. With an arrhythmia, the heart can beat too quickly, too slowly or with an irregular pattern. A faster than normal heat rate is called tachycardia; a slower than normal heart rate is called bradycardia. Symptoms of an arrhythmia can include palpitations, lightheadedness or dizziness, chest pain, shortness of breath or sweating. PSVT and atrial fibrillation are two of the most commonly occurring arrhythmias. While PSVT is characterized by a faster than normal heart rate where the heart beats at regular intervals, with AFib-RVR the heart often beats faster than normal and always with a random, irregular rhythm. Pharmacologic treatment of PSVT focuses on terminating the arrhythmia using an agent to slow conduction over the AV node. With AFib-RVR, there are two approaches to treatment: rate control to reduce the heart rate and rhythm control to restore sinus rhythm and prevent AF recurrences.

Etripamil

We designed and are developing etripamil, a novel, potent, rapid-onset and short-acting calcium channel blocker, as a nasal spray to be administered by the patient to terminate episodes of transient cardiovascular conditions as they occur. Short pharmacological action is sufficient to resolve an episode of SVT. Accordingly, long-lasting drugs that remain in the body at significant concentrations long after the episode is resolved subject patients to unnecessary risk, given the potential for prolonged adverse events. Currently, we are in Phase 3 development for PSVT. We are also developing etripamil to provide rapid rate control for patients with acute symptomatic episodes of atrial fibrillation and are exploring other therapeutic applications where a rapid-onset and short acting non-dihydropyridine calcium channel blocking agent could provide patient benefit.

In our effort to develop potential therapies, we sought to create new chemical entities as analogs of known molecular classes with clinically validated mechanisms of action. Our goal was to preserve the beneficial pharmacology of existing molecules while altering their pharmacokinetic profile with focused medicinal chemistry to produce drugs that are fast acting and rapidly inactivated. As a result, we created a series of novel non-dihydropyridine L type calcium channel blockers containing chemical ester moieties that preserved the desired pharmacology on the heart but that could be rapidly metabolized and inactivated in the blood by serum esterases. Etripamil resulted from this effort as a new chemical entity with a short relevant pharmacodynamic effect for up to 50 minutes in humans, compared with other calcium channel blockers that have pharmacodynamic effects of several hours.

We believe that the following attributes of etripamil make it a better treatment candidate for certain episodic cardiovascular conditions than current standards of care:

•	Action: Etripamil is designed to act upon the desired target for only up to 50 minutes, with the goal of reducing long-term side effects that may occur with chronic drug therapy.
•	Absorption: Etripamil is designed to be absorbed into the bloodstream in less than 10 minutes through the inner lining of the nose.
•	Administration: Etripamil is designed to be self-administered by patients via a nasal spray device.

To better understand the opportunity for etripamil in the United States and Europe, we have commissioned multiple market research studies. In 2017, we commissioned a study that involved qualitative in-depth interviews with 121 cardiologists, electrophysiologists, emergency medicine physicians, primary care physicians, PSVT patients and private and public payors in the United States, Germany, France, United Kingdom, Italy and Spain. In this research, cardiologists in the United States were exposed to a target product profile, or TPP, of etripamil based on our Phase 2 trial results and reported that they would use etripamil in 3.5 times as many PSVT patients as those receiving a catheter ablation, which they report as 10% of their PSVT patients. From the same research, PSVT patients in the United States reported going to the emergency department for approximately 10% of their SVT episodes and anticipated being able to avoid 50% to 75% of these emergency department visits per year by using etripamil. Furthermore, a majority of patients in this research expressed positive expectations for treatment with the etripamil TPP, including that it would provide peace of mind between episodes and a sense of control over the disease, by reducing anxiety in anticipation of future episodes and allowing them to perform activities that they perceived to be limited without a reliable at-home therapy. A minority of patients expressed negative expectations for the etripamil TPP, primarily as a result of an aversion to administering medications intranasally. When presented with hypothetical prices to the patient in the range of $30 to $60 per dose, PSVT patients in this market research also reported a desire to use etripamil for an average of approximately 50% of their SVT episodes.

We commissioned additional market research that was conducted in 2020 after the results of NODE-301 were disclosed with 15 cardiology opinion leaders and 65 clinical cardiologists and electrophysiologists. Sixty of these physicians agreed or strongly agreed that the results of NODE-301 were clinically meaningful. We believe these responses emphasize the need for an efficacious self-administered therapy to reduce ED visits. These same physicians also responded favorably to a target product profile that included a repeat administration of etripamil, such as is being studied in the RAPID trial, with a hypothetical increase in conversion to sinus rhythm at 45 minutes from 60% to 75%, assuming a tolerability profile consistent with the NODE-301 trial.

We also commissioned market research that was conducted in 2019 with representatives of 20 regional and national commercial/medicare payors and pharmacy benefits managers, or PBMs. In this research, we asked these representatives to evaluate their receptivity to a product profile of etripamil, which assumes a single dose administration and a hypothetical profile of 70% conversion within 30 minutes for etripamil vs 30% for placebo. When presented with a range of hypothetical wholesale acquisition costs to the payors and then asked about the likelihood of coverage of etripamil by commercial and medicare payors if it was approved for PSVT, the representatives on average believed etripamil was highly likely to receive broad reimbursement by both commercial and medicare payors if net pricing was below the specialty tier pricing threshold for government managed plans, which at the time of the survey was $670 per month.

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

In the next most common form of PSVT, called atrioventricular reciprocating tachycardia, or AVRT, there is an extra piece of electrical tissue that directly connects the atria and the ventricles. In AVRT, the electrical signal begins like it would in a normal heart beat by traveling from the atria to the ventricles over the AV node. However, as shown in the figure above, in AVRT, the extra piece of electrical tissue allows the signal to travel back up to the atria, creating a “short circuit.” Once the signal gets back to the atria, it goes back down to the AV node and the cycle continues over and over, resulting in a rapid heart rate.

Uncertainty of the timing and duration of episodes of SVT can significantly impact patient quality of life. In 2018, we conducted a quantitative internet survey involving 256 patients with PSVT. The survey was designed to assess the impact of PSVT on patients prior to and after their diagnosis and explored the key patient drivers of disease burden, including episode frequency, duration, perceived severity of symptoms and emergency department visits. The survey included both newly diagnosed PSVT patients and patients who had been diagnosed with PSVT for some time. The previously diagnosed patients had an average time since diagnosis of seven years. This survey indicated that it takes more than two years after first experiencing symptoms of PSVT for the average patient to receive a formal diagnosis. We believe this delay in diagnosis is primarily the result of the episodic nature of the disease and the requirement for an ECG when the patient is experiencing an SVT episode to confirm the diagnosis. We estimate that, overall, 60% of PSVT patients are women and approximately half suffer from cardiovascular comorbidities. The figure below shows the surveyed patients’ total number of SVT episodes in the first 12 months after diagnosis.

Total Number of SVT Episodes in the First 12 Months After Diagnosis

Patients reported episode frequencies that vary from less than one per year to greater than 25 per year. Based on this market research, we estimate that patients with PSVT experience a median of four to seven episodes of SVT per year. These episodes can be debilitating for patients, who can be left unable to focus on family or work during an episode. When in an episode of SVT, patients may experience symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, fainting and anxiety. Symptoms commonly reported by patients with PSVT mimic other conditions and are often mistaken for anxiety or panic attacks, especially in women. Researchers have noted that up to 27% of PSVT patients stopped driving for fear of temporary loss of consciousness, fainting or passing out. Patients have reported that the duration of SVT episodes varies widely from minutes to hours, or more. Our market research indicates that in the year of diagnosis almost 40% of patients experience two or more episodes of SVT per year that last more than 10 minutes each, and a similar percentage visit the emergency department for treatment of their PSVT at least once per year. We also estimate that 65% of PSVT patients have used chronic medications prophylactically to reduce episode frequency. Our market research also shows that after the first year of diagnosis the percentage of patients with SVT episodes lasting longer than 10 minutes and the percentage visiting the emergency department for treatment decreases modestly to approximately one-third of those surveyed. Based upon our survey responses, we believe these decreases in both duration of episodes and emergency department visits are attributable to a combination of prophylactic medication use, lifestyle changes, and proper implementation of vagal maneuvers.

Current Treatment Options for PSVT

Treatment for PSVT depends on the frequency, duration, and severity of the episodes as well as patient preference. Current options for PSVT patients to terminate an episode of SVT include vagal maneuvers, IV medication or external shock delivered in the emergency department. Additionally, some practitioners prescribe oral medications, such as calcium channel blockers, beta blockers and anti-arrhythmic drugs to be taken at the onset of an episode. However, these interventions are generally not acutely effective. Long-term strategies include chronic drug therapy to reduce the frequency of episodes and cardiac ablation to potentially cure the disease. Patients may also elect to not treat their symptoms and simply endure episodes of SVT when they occur.

Vagal maneuvers are commonly attempted to terminate an episode, with low to modest success rates. These are physiological maneuvers that stimulate the vagus nerve, which can terminate an SVT episode. These include gagging, massaging the carotid artery, holding one’s breath and bearing down (Valsalva maneuver), immersing one’s face in ice-cold water, or coughing.

Currently approved acute pharmacological therapy for the treatment of an acute episode of SVT includes IV administration of approved AV nodal-blocking agents in an acute care setting. The current standard of care for treatment of episodes of SVT is adenosine, but prior to its approval in 1990, episodes of SVT were treated with IV calcium channel blockers, such as verapamil or diltiazem. When given as a rapid IV bolus, adenosine blocks conduction over the AV node, thereby interrupting the arrhythmia circuit and restoring the heart back to sinus rhythm. Adenosine temporarily stops the heart and patients have reported experiencing chest tightness, flushing and a sense of impending death. Physicians report that patients tell them that they feel like they are going to die. Adenosine is eliminated from the body in less than one minute, but cannot be self-administered as it requires IV access. In-hospital IV administrations are associated with higher healthcare costs, and are also unsettling and inconvenient for the patient. IV calcium channel blockers also slow conduction over the AV node during the course of several minutes. However, they are associated with the risk of excessive slowing of the heart rate and low blood pressure. According to treatment guidelines, patients in the acute care setting who fail pharmacologic treatment for PSVT could then receive direct current cardioversion, where an electric shock is applied to the heart to return it to sinus rhythm.

In an attempt to prophylactically control the frequency and duration of future SVT episodes, many patients will take chronic daily oral medications that modulate AV nodal conduction, such as beta blockers, L-type non-dihydropyridine calcium channel blockers, or antiarrhythmic drugs. Despite chronic daily oral medication, breakthrough SVT episodes that require visits to the emergency department may still occur, albeit for some patients at a reduced frequency. Chronic medication can lead to side effects such as sexual dysfunction or fatigue in the case of beta blockers and constipation in the case of verapamil. Some patients discontinue chronic oral medication due to intolerable side effects. Based on our market research, we estimate that approximately two thirds of PSVT patients have been prescribed chronic medications such as beta blockers or calcium channel blockers to prevent SVT episodes.

The only potentially curative treatment available at the present time for PSVT is ablation, an invasive procedure, which works by directly cauterizing or freezing the short circuit that is the cause of the abnormal rhythm. This is achieved in an electrophysiology lab via catheters that are run through the patient’s groin vessels and into the heart and uses burning or freezing techniques to destroy the heart’s abnormal electrical tissue. Ablation single-procedure success rates for PSVT are reported to be 91% to 96%. However, we estimate that less than 10% of patients with PSVT per year choose this option, which we believe is due primarily to anxiety related to the procedure. Although ablations are generally considered to be safe by the treating community, as with any invasive procedure there are potential complications, which include bleeding, blood clots, pericardial tamponade, and transient or permanent heart block, with the latter requiring permanent pacemaker implantation.

Market Opportunity

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 600,000 healthcare claims in the United States alone per year, including more than 150,000 emergency department visits and hospital admissions and up to 80,000 ablations. Furthermore, we estimate that approximately 300,000 people are diagnosed with PSVT each year in the United States. We derive these estimates from the analysis of longitudinal claims data, which we believe is the most accurate method available to estimate the epidemiology of PSVT. In particular, we analyzed longitudinal Medicare claims data for patients age 65 and older and employer-based medical claims data for patients under age 65 with five or more years of continuous enrollment, for the years 2008 through 2016. We identified patients who, during this time period, had either two or more PSVT codes (ICD9 427.0 or ICD10 I47.1) in the outpatient setting or one or more of these codes in the emergency department or inpatient setting. Another prevalence analysis was published and presented at the 2018 International Academy of Cardiology’s Scientific Sessions. Using four years of longitudinal claims data in patients under age 65, this analysis arrived at similar conclusions regarding the number of PSVT patients in the United States. Both of these analyses were funded by us and included participation by our employees.

Other published sources that attempt to quantify the epidemiology of PSVT, such as the MESA study published in the Journal of the American College of Cardiology in 1998, and the PREEMPT study published in the Journal of the American Heart Association in 2018, provide important demographic and clinical characteristic data on patients with PSVT. For example, in the MESA study, fewer than 40% of the adjudicated incident cases of PSVT would have been detected had the investigators limited their screening to those patients identified by the PSVT ICD-9 Code (427.0). In addition, 21% of the incident PSVT patients in the MESA study also had a diagnosis of atrial fibrillation (18%) or atrial flutter (6%). As an epidemiology tool, however, we believe these studies underestimate the incidence and prevalence of PSVT due to the episodic nature of the disease as well as the variability in the duration of the episodes, as the investigators in both studies relied only on data from patients presenting to healthcare settings acutely, with the episode confirmed on ECG during the encounter, to estimate the incidence and prevalence of PSVT.

From market research conducted in 2017 and 2018, we estimate a core target addressable market of approximately 40-65% of the prevalent population that we estimate has a higher burden of PSVT as measured by episode frequency and duration, emergency department visits and prophylactic use of chronic medications to reduce episode frequency. We define this core addressable market as patients who have been diagnosed with PSVT and who are engaging the healthcare system for treatment of PSVT, as identified by insurance claims, on an annual basis. Beyond this core addressable market, we believe that there is a significant opportunity for etripamil to help the estimated 1.4 million patients who have been diagnosed with PSVT but do not engage in the healthcare system on an annual basis. We believe many of these patients do not seek treatment for PSVT because they are not satisfied with the current options to manage an acute episode or because they have been told by their physician that their condition is not life threatening and episodes of SVT will eventually self-terminate. We believe that these untreated patients may reengage the healthcare system if alternative treatment options are available to them. In addition, we believe that advances in digital health and wearable technology may lead to more rapid diagnosis of PSVT in the future, resulting in more patients seeking treatment for their symptoms.

Current treatment for PSVT consumes significant healthcare resources. Retrospective research on claims data partly sponsored by us and published in the American Journal of Cardiology in 2020 shows that healthcare expenditures for patients rose significantly in the year prior to PSVT diagnosis, suggesting that increasing symptoms lead patients to seek more medical care. In the year following diagnosis, mean annual healthcare expenditures nearly doubled for those less than 65 years of age and tripled for those over 65 years of age, compared to matched controls, increasing mean health care expenditures by approximately $10,000 in the less than 65 age group to approximately $20,000 per patient in the greater than 65 age group. Significant increases in emergency department visits pre- and post-diagnosis were observed for both age groups. For those less than 65, the average cost of hospitalizations doubled post-diagnosis as their mean number of hospitalizations quadrupled. Of note, catheter ablations following diagnosis represented only 23% of this increased spend in this patient group.

Looking to the broader landscape of economic burden on our health system from cardiac treatments, a 2021 retrospective study of claims data partly sponsored by us and published in the American Heart Journal found patients less than 65 years of age with PSVT in the first year after diagnosis cost the health care system a comparably similar amount on a per patient basis to patients with atrial fibrillation. This study followed patients for up to six years post-diagnosis. Similar to the previously referenced American Journal of Cardiology study, this data showed that costs never returned to baseline, which we believe indicates a need for more treatment options in long-term PSVT management.

With regard to total healthcare costs, we estimate from the assessment of claims data that approximately $3 billion is spent each year in the United States on treatments for PSVT, with 58% or $1.9 billion of annual costs being driven by ablation procedures, and 36% or $1.2 billion resulting from emergency department visits, hospitalizations and outpatient hospital visits for PSVT.

Our Clinical Development Program for the Treatment of PSVT

Current treatments do not address the unmet medical need for a rapid-acting, effective, and safe patient-administered treatment that can be taken outside of a hospital or acute care setting at the onset of an SVT episode to restore the heart back to sinus rhythm. We believe that etripamil fills this need. We completed a Phase 1 clinical trial, which supported the selection of four doses of etripamil for Phase 2 development, followed by a Phase 2 clinical trial in adult patients to evaluate the effects of those four doses in patients with PSVT. Both trials were conducted to assess nasally- administered etripamil compared to placebo. Based on discussions with the FDA, we initiated a pivotal Phase 3 clinical trial (NODE-301) in July 2018 to assess the efficacy and safety of etripamil in the at-home setting, and released topline data in March of 2020. We have completed a second Phase 1 clinical trial, further characterizing the PK and PD of etripamil in

Japanese and non-Japanese healthy volunteers. We have also completed the conduct portion of an open label Phase 3 safety trial (NODE-302), which provided further drug access to patients that had previously participated in the NODE-301 trial. The primary objective of the NODE-302 trial is to assess the safety of etripamil 70 mg in patients over multiple episodes. We are in the process of analyzing the data from that trial. We are also conducting NODE-303, which is an ongoing open label Phase 3 study that has the objective of collecting further safety data. The FDA has agreed that our Phase 3 clinical program could support an NDA filing in the United States.

Phase 1 Clinical Data

We completed a Phase 1 clinical trial (MSP-2017-1096) in healthy volunteers, which was designed to assess the safety, PK profile, and cardiac pharmacology of intranasally administered etripamil in a randomized, double-blind, placebo controlled, single ascending dose trial. The primary objective of this trial was to determine the maximum tolerated dose or maximum feasible dose of two different formulations of etripamil administered via the nasal route in healthy, adult male subjects. All doses of etripamil were generally well tolerated, and there was no difference in the safety profile and PK between the two formulations of etripamil, referred to as MSP2017A and MSP2017B. The study of MSP2017A was stopped at 60 mg and MSP2017B was further studied at higher doses (105 mg and 140 mg). The Phase 1 results supported the selection of four doses of etripamil for Phase 2 development. We are using this Phase 1 data to support further clinical development of etripamil in two indications: PSVT and AFib-RVR.

Following nasal administration of etripamil, PK analyses demonstrated rapid absorption and elimination, a dose proportional systemic exposure, or area under the curve, and maximum plasma concentration for etripamil and its primary inactive metabolite. These findings were consistent across a range of seven doses tested up to 140 mg The 140 mg dose was the maximal feasible dose because neither the concentration (350 mg/mL) nor the volume (200 µL) of solution administered in each nostril could be increased. Due to these characteristics of formulation and delivery, a maximum tolerated dose of etripamil was not established. The figure below shows the rapid absorption via the nasal route and the rapid decrease in plasma concentration of etripamil.

Phase 1: (MSP-2017-1096)

Pharmacokinetic Profile of Etripamil Plasma Concentrations

Prolongation of the PR interval as measured by ECGs was taken as the PD measure. A linear relationship was observed between the dose of etripamil and prolongation of the PR interval. The 60 mg, 105 mg, and 140 mg doses demonstrated a 10% or greater PR prolongation, which is shown in the figure below. This correlates with the reported slowing of conduction over the AV node that is necessary to convert an SVT episode to sinus rhythm. Such slowing of conduction has already been observed clinically with IV AV nodal-blocking agents such as adenosine, verapamil, and tecadenoson.

Phase 1: (MSP-2017-1096) - Pharmacology

PR Prolongation (%)
20
18
16
14
12
10
8
6
4
2
0
placebo
20
40
60
80
100
120
140
Dose (mg)
Target Minimum PR threshold
Error bars indicate standard error of the mean

We completed a second Phase 1 trial, NODE-102, comparing the PK and PD of etripamil 35 mg, 70 mg, and 105 mg versus placebo in Japanese and non-Japanese healthy volunteers. Once we determined there was no difference in PK and PD of etripamil between Japanese and non-Japanese participants, we pooled the data from the overall populations into a single dataset. We believe this trial provides further justification for the selected 70 mg dose in our Phase 3 program, and may be used to support further clinical development of etripamil in Japan.

As shown in the figure below, we observed a correlation between the PK profile of etripamil 70 mg, measured by change in PR interval from baseline over time, and the plasma concentrations of etrimpamil. With regard to pharmacodynamics, we believe an approximately 10% increase in the PR interval is a marker of meaningful AV nodal conduction needed to terminate an episode of PSVT. The data as demonstrated on the blue line on the graph below indicates that etripamil 70 mg is potentially impacting AV nodal conduction at meaningful levels for a period up to approximately 50 minutes.

Phase 1: (MSP-2017-1205) NODE-102

Comparison of PK and PD Profile of Etripamil 70mg
Mean Etripamil Plasma Concentration (ng/ml)
Mean Percentage Change from Baseline PR Interval
Target Threshold for PR Prolongation
Mean Etripamil Plasma Concentration (ng/ml)
PR Interval – Mean change from baseline (%)
Time (minutes)
0
20
40
60
80
100
120
140
160
-10%
0%
10%
20%
0
10
20
30
40
50
60
70
80
90
100

As noted in the discussion of the RAPID study below, the RAPID study will incorporate a repeat dose administration regimen of study drug (either 70 mg of etripamil or placebo). Specifically, patients will be instructed to administer a repeat administration of study drug if they have not experienced symptom relief within 10 minutes of the first study drug administration. This tailored regimen utilizes a repeat-dose similar to current PSVT treatment practices with intravenous drugs in the emergency department setting. A similar regimen, using repeat doses of 30 mg etripamil administered 10 minutes apart, was tested in one cohort of the original phase 1 trial (study MSP-2017-1096). As shown in the figure below, this regimen allowed for greater systemic exposure to etripamil in this cohort, as measured by a second maximum concentration after the second administration, as well as a total Area Under the Curve. We believe this data supports the hypothesis underlying our RAPID trial regimen that a second administration will increase bioavailability and result in a greater therapeutic effect.

Phase 1: (MSP-2017-1096) -30 mg etripamil administered 10 minutes apart

Phase 2 Clinical Data

We completed a Phase 2 multicenter, randomized, double-blind, placebo controlled clinical trial in the United States and Canada to evaluate the effects of four different doses of etripamil in patients with PSVT. In order to demonstrate the ability of etripamil to terminate SVT in a controlled setting, we conducted the study in the electrophysiology, or EP, laboratory setting, where the SVT episode could be induced in patients scheduled to undergo an EP study and ablation. The primary objective of this trial was to demonstrate the superiority of at least one dose of etripamil over placebo in terminating SVT. The secondary objectives were to determine the minimally effective dose of etripamil, to establish a dose related efficacy trend for etripamil, and to evaluate the safety of etripamil in a clinical setting. The trial was statistically powered at more than 80% to show a 50% absolute difference of etripamil versus placebo.

The trial enrolled 199 patients, of which 95 withdrew prior to dosing: 70 due to inability to induce (n=42) or sustain (n=28) SVT, 5 based on physician discretion, 1 lost to follow up, 1 due to withdrawal of consent, and 18 for other reasons. The mean age of patients was 52.2 years, with the study enrolling patients as young as 19 and as old as 85. As shown in the figure below, SVT was induced and sustained for 5 minutes in 104 patients, who were randomized into one of five dosing cohorts. Four cohorts received active doses of etripamil (35 mg, 70 mg, 105 mg or 140 mg) and one cohort received placebo. All doses of the study drug were delivered in a blind randomized fashion in which healthcare providers administered four 100 µL sprays from four different single spray devices. There were no imbalances in baseline characteristics across the five treatment groups. The mean heart rate in SVT at time 0 was 177 bpm in the placebo group and 168 bpm, 173 bpm, 180 bpm and 155 bpm in the etripamil 35 mg, 70 mg, 105 mg and 140 mg groups, respectively.

Phase 2: (MSP-2017-1109) NODE 1 – Clinical Trial Design

The primary endpoint in this clinical trial was the conversion of SVT to sinus rhythm within 15 minutes after administration of etripamil or placebo. As shown in the figure below, the percentage of patients in whom SVT converted to sinus rhythm within 15 minutes of study drug administration was 65% with 35 mg etripamil, 87% with 70 mg, 75% with 105 mg and 95% with 140 mg, compared with 35% in the placebo arm. The three highest doses of etripamil showed statistically significant conversion rates compared with placebo. Statistical significance expresses the probability that the results of a particular study could have occurred purely by chance. Statistical significance is assessed by the FDA and other health regulatory agencies in evaluating marketing approval applications. FDA and other regulatory agencies review the strength of the statistical evidence and whether it supports the claims of the applicant. The primary endpoint, statistical methods for the trial and a p-value boundary for achieving statistical significance for a clinical trial are typically defined before the trial begins. If the probability of observing the calculated statistic is smaller than the p-value boundary, the primary endpoint is considered statistically significant. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning there is a less than 1in 20 likelihood that the observed results occurred by chance. The FDA utilizes statistical significance, as measured by p-value, as an evidentiary standard of efficacy and typically requires a p-value of 0.05 or less to demonstrate statistical significance.

Phase 2: (MSP-2017-1109) NODE 1 - Etripamil Conversion Rates from SVT to Sinus Rhythm

In a post-hoc analysis conducted to help inform our Phase 3 trial design, the patients’ time to conversion to sinus rhythm was examined. As shown in the following Kaplan Meier plot of patients successfully converting to sinus rhythm during the 15 minute study window, the three highest doses of etripamil (140 mg, 105 mg and 70 mg) showed statistically significant shorter time to conversion compared with placebo. The 70 mg dose showed a rapid onset of action with a median time to conversion of less than three minutes after nasal administration of etripamil.

Phase 2: (MSP-2017-1109) NODE 1 – Etripamil Time to Conversion from SVT to Sinus Rhythm

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

A total of three patients experienced severe adverse events that were considered possibly related to etripamil. One patient who received a 35mg dose of etripamil experienced facial flushing, shortness of breath, and chest discomfort. One patient who received a 105 mg dose of etripamil had nausea and vomiting, as well as a severe and serious cough. One patient who received a 140 mg dose of etripamil experienced a severe adverse event of second-degree AV block with hypotension beginning five minutes after conversion to sinus rhythm. The AV block resolved after 43 minutes and ablation was subsequently performed. There were no adverse events that led to study discontinuation or death.

Calcium channel blockers have the potential to cause hypotension as a side effect. In our Phase 2 clinical trial, we recorded vital signs, including heart rate and blood pressure, before induction of SVT and every two minutes for 30 minutes after study drug was given. We observed no meaningful reduction in mean blood pressure in the 35 mg or 70 mg etripamil cohorts, but observed a transient decrease in the mean blood pressure in the two highest cohorts, 105 mg and 140 mg. Due to the induction of SVT, the mean systolic blood pressure decreased at time 0 compared to the average at 20 and 10 minutes before SVT induction. Compared to baseline and time 0, systolic blood pressure measurements recorded from 2 minutes to 16 minutes post study drug administration showed no decrease in mean systolic blood pressure in the placebo or 35 mg groups, and maximum mean decreases of 2 mmHg four minutes post dose in the 70 mg group, 17 mmHg six minutes post dose in the 105 mg group, and 20 mmHg six minutes and eight minutes post dose in the 140 mg group.

Based on the combination of efficacy and safety data from our Phase 2 trial, we selected the 70 mg dose of etripamil for our subsequent clinical trials. There was no decrease in mean systolic blood pressure compared to baseline from 16 to 30 minutes post-study drug administration.

Ongoing and Planned Clinical Development of PSVT

In July 2020 we announced that we received guidance from the FDA on our proposal to use data from the outcome of the NODE-301 trial as well as the ongoing RAPID trial. . After discussions with the FDA, we determined that the RAPID trial will be randomized to a placebo controlled double blinded dosing regimen that will permit a second 70 mg dose of etripamil to be administered if symptoms persist for 10 minutes after the first dose. Under an updated statistical analysis plan, the primary efficacy endpoint for both the RAPID trial and the NODE-301 trial will be defined as the difference between active drug and placebo in time to termination of an episode of PSVT and conversion to sinus rhythm within 30 minutes of study drug administration for events confirmed to have been PSVT, with a target p-value of less than 0.05 for each trial. The FDA agreed that the single and repeat administrations of etripamil could be pooled and compared to placebo for the primary analysis, resulting in no increase in the trial’s sample size. The FDA further indicated that the two trials, NODE-301 and RAPID, could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT.

We also had an end of Phase 2 meeting with the FDA in September 2017 to review our Phase 2 clinical trial results and to discuss our proposed Phase 3 clinical program. The FDA agreed with our proposal to assess the efficacy of etripamil in PSVT patients in the at home setting and suggested that we consider conducting a single pivotal trial to assess the efficacy of etripamil, followed by two open label safety trials. The FDA further confirmed that a large outcome trial would not be required for etripamil and that the total NDA safety database could consist of up to 1,500 patients. We also had a meeting to obtain Scientific Advice from the European Medicines Agency, or EMA, in April 2018. The EMA agreed that our planned Phase 3 program could support a registration in the European Union but recommended additional safety data in noninduced episodes of SVT.

In summary, based on our interactions with the regulatory agencies, our planned Phase 3 clinical program includes:

•	NODE-301, a pivotal efficacy trial to assess the time to conversion of etripamil compared to placebo in the at-home setting;
•	RAPID Study, a confirmatory pivotal efficacy trial to assess the time to conversion of etripamil compared to placebo in the at-home setting;
•	NODE-302, an open-label extension of NODE301 to enroll patients who have completed NODE301 in order to collect safety data on subsequent episodes; and
•	NODE-303, an open-label global safety trial to complete the safety assessment of etripamil in the at-home setting to support an NDA.

Phase 3 Clinical Trials

RAPID. The RAPID trial was originally an ongoing trial named NODE-301B and was designed to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events. After receiving guidance from the FDA on our Phase 3 program, we have amended and expanded NODE-301B and renamed it the RAPID trial. The RAPID trial will include the 170 patients who are already enrolled in NODE-301B and is expected to enroll approximately 500 patients. The trial will be completed after a total of 180 confirmed SVT events are reached. Additional patients to be enrolled in the RAPID trial will be randomized 1:1. The graphic below shows the design of the RAPID trial.

Phase 3: (MSP-2017-1138) RAPID – Trial Design

(1) Arms C and D (single dose) will be only the patients enrolled under NODE-301 who have had an episode prior to the RAPID Study protocol amendment

(2) Wilcoxon analysis modeling from NODE-301 data

The RAPID study is planned to be conducted in North America and in multiple countries in Europe. The trial was initiated in North America during the fourth quarter of 2020, amidst the COVID-19 pandemic. The first patient was dosed in November 2020.

NODE-301. NODE-301 is a placebo controlled Phase 3 clinical trial conducted in the United States and Canada to evaluate 70 mg of etripamil versus placebo in terminating an SVT episode in the at-home setting. As shown in the figure below, the primary endpoint is the time to conversion over a five hour monitoring period following the administration of the study drug. Prior to randomization, eligible patients administered a test dose of 70 mg of etripamil in the investigator’s office while in sinus rhythm in order to assess tolerability. Patients successfully completing the test dose were randomly assigned to the etripamil or placebo cohorts (2:1 randomization) and sent home with the study drug and a small portable cardiac monitor to be used during the patient’s subsequent SVT episode. Upon experiencing symptoms of their next SVT episode, patients were instructed to first apply the cardiac monitoring device to record ECG data, then attempt a vagal maneuver, and if that was not successful in terminating the episode, to then administer the drug. Patients’ ECG data was recorded using the cardiac monitoring device for a period of five hours after study drug administration. Patients returned to the clinic for a follow up visit within one week following their SVT event for collection of further information. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada, with 156 patients (107 etripamil, 49 placebo) receiving etripamil for an adjudicated true PSVT episode.

Phase 3: (MSP-2017-1138) NODE-301 Part 1 - Clinical Trial Design

In March 2020, we reported topline results of the first part of the NODE-301 trial. The first part of NODE-301 did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five hour period following study drug administration. The median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo. As shown in the top figure below, despite etripamil’s activity and separation from placebo in the first approximately sixty minutes following study drug administration, a time period consistent with etripamil’s pharmacological activity, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint. We also analyzed the first 30 minutes of the kaplain meir curve, shown in the bottom graph below, and the post hoc results at that time point were a 54% rate of conversion for the etripamil patients and 35% for the placebo patients. The results were statistically significant with a hazard ratio of 1.87 and a p-value of 0.02.

Phase 3: (MSP-2017-1138) NODE-301 Part 1 Efficacy – Time to Conversion over 5 Hours

Phase 3: (MSP-2017-1138) NODE-301 Part 1 Efficacy – Time to Conversion up to 30 Minutes

Post-hoc analysis: 70 mg etripamil dose showed rapid time to conversion (median ~25 min)

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

Phase 3: (MSP-2017-1138) NODE-301 Part 1

Key secondary endpoints from NODE-301 support benefit of etripamil to patients and payors

NODE302. NODE302 is the open label extension trial of NODE301. We designed NODE302 to evaluate the safety of etripamil when self-administered without medical supervision and to monitor the safety and efficacy of etripamil for the treatment of multiple episodes of SVT.

Patients who have successfully dosed with the study drug in NODE-301 and completed a study closure visit were eligible to enroll in NODE-302 to manage any subsequent episodes of SVT. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil.

We initiated NODE302 in December 2018. The trial completed enrollment in 2020 and data is expected to be available in 2021.The safety results will contribute to the etripamil safety database.

NODE303. NODE-303 is an open-label global safety trial enrolling up to 3,000 patients who did not participate in NODE-301 or NODE-302 in order to collect data on up to 1,000 patients taking etripamil in an at-home setting. We designed NODE-303 to evaluate the safety of etripamil when self-administered without medical supervision, and to evaluate the safety and efficacy of etripamil on multiple SVT episodes. The patients have the opportunity to manage up to four episodes of SVT in NODE-303.

NODE-303 was initiated in October 2019. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose and in a broad patient population, including patients taking concomitant betablockers and calcium channel blockers.

Atrial Fibrillation

Atrial fibrillation is a common form of arrhythmia with an irregular and often rapid heart rate that can increase the risk of stroke, heart failure, and other heart-related complications. During AF, the heart’s two upper chambers, the atria, beat chaotically and irregularly—out of coordination with the two lower chambers, the ventricles, of the heart, as shown in the figure below. AF can occur with or without symptoms, with symptoms often including heart palpitations, shortness of breath, and weakness. Episodes of atrial fibrillation can come and go, or patients may have AF that does not resolve. Although the heart arrhythmia in AF itself usually is not life-threatening, it is a serious medical condition that sometimes requires emergency treatment. Additionally, AF is associated with elevated risk of embolism and stroke and anticoagulant medications, also called blood thinners, are commonly prescribed to manage this risk. Uncertainty around symptom timing and episode length may impact a patient’s quality of life.

Classification of AF is used to determine the appropriate treatment modality for patients. The American Heart Association, or AHA, and the American College of Cardiology, or ACC, categorize AF patients based on disease progression. These categories are defined as follows: paroxysmal ,which involves AF episodes that resolve spontaneously within seven days of symptom onset; persistent, which involves AF episodes that fail to terminate within seven days of symptom onset and require treatment to convert back to sinus rhythm; long-standing persistent, which involves AF atrial fibrillation episodes that last longer than one year despite continued attempts to restore sinus rhythm; and permanent, which involves a joint decision by the treating provider and patient to no longer pursue cardioversion and leave the patient in AF, focusing on rate control and symptom management. Disease progression in AF is common with approximately 25% of AF patients in the paroxysmal stage, 25% of AF patients in the persistent and long-standing persistent stage, and 50% of AF patients in the permanent stage. For purposes of simplicity, we do not differentiate the long-standing persistent classification from the persistent classification as the clinical impact of this differentiation has not been characterized. Concomitant structural heart irregularities including valvular dysfunction and the presence of active symptoms may also help to characterize patients and influence treatment decisions.

A common complication of atrial fibrillation is rapid ventricular rate which is frequently defined as a heart rate of ≥110 beats per minute. Rapid, irregular, and inefficient contractility induced by rapid ventricular rate accounts for hemodynamic instability and symptoms of palpitations. Frequently, new-onset patients with atrial fibrillation present with symptoms related to rapid ventricular rate.

Current Treatment Options for AF

There are currently two pharmacological approaches to managing atrial fibrillation: rate control to lower a rapid heart rate and rhythm control to restore and maintain a regular (sinus) rhythm and prevent recurrent AF episodes. Either of these pharmacological management approaches may be administered chronically or acutely, depending on patient preference and episode frequency and/or severity. The decision to pursue rate and/or rhythm control for AF episodes is dependent on a variety of factors, including episode severity, episode frequency, patient preference, and safety and tolerability of treatments. Several rhythm control strategies exist, including electrical cardioversion, catheter ablation and anti-arrhythmic drug therapy. For rate control, the rapid heart rate of atrial fibrillation is typically treated with AV nodal blocking drugs (for example, calcium channel blockers, beta blockers, or less commonly digoxin) to control symptoms and improve cardiac function/hemodynamic stability. Oral rate control drugs used acutely do not provide immediate ventricular rate control due to a 30-to-60-minute delayed onset of action. Breakthrough episodes of symptomatic AF often require urgent medical treatment with IV calcium channel blockers and beta-blockers under medical supervision, usually in the emergency department to quickly reduce heart rate before transitioning a patient back to oral therapy.

The “pill-in-pocket” anti-arrhythmic strategy is described by the AHA and ACC guidelines as the utilization of an oral dose of flecainide or propafenone as an attempt to restore sinus rhythm shortly after the onset of symptomatic atrial fibrillation. Neither drug referenced in the guideline is approved by any regulatory agency for the use outlined in the guideline. Pill-in-pocket rhythm control strategies are considered by physicians for patients who demonstrate favorable outcomes to these medications in the clinic and who are thought to be reliable enough to administer them appropriately. Initial administration of pill-in-pocket medication is recommended in a monitorable setting due to potential AV node dysfunction or a proarrhythmic response and may be preceded by beta-blocker or calcium channel blocker therapy if the patient is not chronically rate controlled.

Rate controlling agents (for example, calcium channel blockers and beta blockers) may also be administered acutely on an as needed (or PRN) basis. Though the AHA and ACC guidelines do not explicitly acknowledge this approach, participants in market research conducted by us indicate a significant share of patients are managed this way. PRN rate control is more prominently used in paroxysmal patients who do not tolerate chronic medications but experience symptomatic, infrequent AF episodes. Our patient market research from 2018 estimated that approximately 40% of patients use an additional rate control medication to manage acute symptoms of atrial fibrillation. Additionally, our physician market research commissioned in 2021 suggests that both clinical/interventional cardiologists and electrophysiologists prescribe PRN rate control for some of their paroxysmal and persistent patients.

Market Opportunity – AF

The American Heart Association estimates that in 2016 approximately five million people suffered from AF in the United States. This estimate is projected to increase over the next ten years; the AHA suggests a prevalence of seven million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12 million over the same time period, representing an approximately 6% annual growth rate. We estimate that approximately 25% of these patients have paroxysmal AF, 25% have persistent AF, and 50% have permanent AF. Acute episodes of symptomatic AF are often treated with the approaches described above. However, due to the concerning nature of AF symptoms, patients often present to the emergency department. In the ED, patients are treated with IV calcium channel blockers or beta-blockers to quickly reduce heart rate and/or anti-arrhythmic or electrical cardioversion before transitioning a patient back to oral therapy. According to the Healthcare and Utilization Project, 660,000 patient visits to the emergency department in 2016 were attributed to AF (ICD-10 diagnosis codes I48.0, I48.1, I48.2, I48.91). Additionally, approximately 465,000 patients were admitted to the hospital with AF (same ICD-10 codes).

Our initial qualitative market research indicates that the target addressable market for etripamil in patients with AFib-RVR is approximately 40% of the five million patients with atrial fibrillation. We derive this percentage estimate from a 2021 market research study conducted by us that involved qualitative interviews with a total of 25 electrophysiologists, general cardiologists, and interventional cardiologists. The physicians were asked to estimate the share of patients experiencing ≥1 symptomatic episode of AFib-RVR requiring treatment per year. In response, physicians reported approximately 60% of paroxysmal patients, 50% of persistent patients, and 30% of permanent patients met this classification. This research suggests the share of patients experiencing ≥1 symptomatic episode of AFib-RVR requiring treatment may constitute 40% of the prevalent atrial fibrillation population on a weighted average basis.

We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate in the at-home setting to provide a supplemental option to the acute oral rate or rhythm control strategy their physician has already prescribed. When presented with a target product profile reflecting this potential use case, approximately two thirds of the physicians in the 2021 market research study perceived utility in the product profile, , which would serve as a “bridge” to the onset of acute oral agents. According to physicians, it can takes hours for patients to feel an alleviation of symptoms using acute oral rate and rhythm control. During this time, patients may experience frightening symptoms that often prompt them to seek emergent care. We believe that the combination of convenient delivery, potency, rapid-onset and short duration of action of etripamil has the potential to move the current treatment setting for some acute episodes of AFib-RVR out of the burdensome and costly emergency department.

Current atrial fibrillation management consumes significant healthcare resources in the United States. The American Heart Association published a report in 2016 summarizing the current and projected cost burden of cardiovascular diseases in the United States. This report suggests atrial fibrillation resulted in $25 billion in direct medical costs in 2016 (~7% of all cardiovascular diseases) and another $7 billion in indirect costs (i.e., $32 billion in total costs). Additionally, the forecasted growth in atrial fibrillation prevalence is anticipated to result in healthcare expenditures of $46 billion in direct costs and $10 billion in indirect costs in the United States by 2030.

Clinical Development Plan for Atrial Fibrillation

We began enrollment in our Phase 2 proof-of-concept clinical trial in the first quarter of 2021to evaluate the potential effectiveness of etripamil to reduce ventricular rate in patients with atrial fibrillation and rapid ventricular rate for whom IV administered calcium channel blockers have been used effectively. The Phase 2 double blind, placebo controlled, proof-of-concept, which will be conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect.The trial is to be conducted in the hospital or emergency department setting under medical supervision. We anticipate reporting data from this study following disclosure of top line results of the RAPID trial.

Etripamil in Other Therapeutic Applications

Our goal in expanding our pipeline around etripamil is to apply the same paradigm-changing aspiration that we have for supraventricular tachycardias like PSVT and AF to other cardiac and potentially non-cardiac conditions where we believe that a rapid-onset, short-acting dihydropyridine L-type calcium channel blocker could potentially deliver significant clinical and quality of life benefits for patients. We believe that the same insights that led to the development of etripamil for the treatment of PSVT are relevant in other indications where AV-nodal blocking agents with blood vessel widening activity have demonstrated clinical utility. Both calcium channel blockers and beta blockers are commonly used to manage not only supraventricular tachycardias like PSVT or AF, but also for the treatment of chronic stable angina and angina due to coronary artery spasm.

Sales and Marketing

Given our stage of development, we have not yet established a commercial sales and marketing organization or distribution capabilities. We currently have exclusive global development and commercialization rights for etripamil for all indications that we may pursue and believe that we can maximize the value of etripamil by retaining commercialization rights in the United States and entering into collaboration agreements for certain territories outside the United States. Our current strategy is to market etripamil in the United States for the treatment of PSVT using a targeted direct sales force focused on clinical cardiologists, electrophysiologists, and high-volume primary care physicians who have a history of prescribing anti-arrhythmic therapies. We believe that a majority of PSVT patients are managed by these cardiovascular specialists and that a targeted sales force will be able to reach a substantial portion of the market for etripamil.

Manufacturing

We currently rely on third party contract manufacturing organizations, or CMOs, for all of our required raw materials, nasal spray device, API and finished product for our clinical trials and for our preclinical research. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over our CMOs and have implemented a comprehensive plan for audits of our CMOs. Currently, we have development contracts and quality agreements with our CMOs for the manufacturing of etripamil drug substance and drug product. We currently have enough manufactured supply of etripamil to complete our ongoing registration trials. We also may elect to pursue additional CMOs for manufacturing supplies of regulatory starting materials in the future and for the filling of the nasal spray device, labeling, packaging, storage and distribution of investigational drug products. We plan to continue to rely on third party manufacturers for any future trials and commercialization of etripamil, if approved. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements at this time with these CMOs to cover commercial production. We believe we can identify and establish additional CMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines. If etripamil is approved by any regulatory agency, we intend to enter into agreements with a third party contract manufacturer and one or more backup manufacturers for the commercial production of etripamil.

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

Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that a competitor may develop a cure or more effective treatment method for the diseases we are targeting, which could render our current or future product candidates non-competitive or obsolete, or reduce the demand for our product candidates before we can recover our development and commercialization expenses.

We are not aware of any approved drug or any drug candidate in clinical development for a patient with PSVT to self-administer treatment to terminate SVT episodes. In the acute setting, IV treatments of generic drugs such as adenosine, verapamil and diltiazem, are routinely given. Additionally, some practitioners prescribe oral medications, such as calcium channel blockers, beta blockers and antiarrhythmics to be taken at the onset of an episode. However, these interventions are not acutely effective and are not approved by the FDA or other regulatory agencies for this use.

For atrial fibrillation, there are a number of marketed generic anti-arrhythmic drugs that are used for chronic and/or acute rate control, such as metoprolol, propranolol, esmolol, pindolol, atenolol, nadolol, verapamil and diltiazem. We are aware of several drugs or new formulations of existing drugs under development or recently under development for atrial fibrillation, including InRhythm (flecainide), a sodium channel blocker in Phase II from InCarda Therapeutics, Inc., and Gencaro (bucindolol hydrochloride), a beta blocker in Phase 2 from ARCA biopharma, Inc.

Intellectual Property

We have filed numerous patent applications pertaining to etripamil and possible future product candidates, formulations containing etripamil, methods of making such formulations and clinical use. We strive to protect and enhance the proprietary technology, invention and improvements that are commercially important to the development of our business by seeking, maintaining, and defending our intellectual property. We also rely on know-how, continuing technological innovation and potential in-licensing opportunities to develop, strengthen and maintain our position in the field of cardiac arrhythmias, such as PSVT, and immediate rate control in atrial fibrillation, as well as other medical conditions affecting the cardiovascular system. Additionally, we intend to rely on regulatory protection afforded through data exclusivity and market exclusivity, as well as patent term extensions, where available.

As of March 9, 2021, our patent portfolio as it pertains to etripamil included:

•      a patent family containing six U.S. patents, projected to expire in 2028, a pending U.S. patent application, which, if granted, is projected to expire in 2028, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, New Zealand and South Korea, directed to etripamil, pharmaceutical compositions including etripamil, and uses of etripamil such as to treat angina or cardiac arrhythmias, including PSVT and atrial fibrillation; and

•      a patent family containing one U.S. patent, projected to expire in 2036, a pending U.S. patent application, which, if granted, is projected to expire in 2036, as well as corresponding patents in Australia, Europe, Hong Kong, Japan, Mexico, Russia, South Africa, and Ukraine and corresponding patent applications in Brazil, Canada, China, Europe, Hong Kong, India, Israel, New Zealand, South Africa, and South Korea, directed to formulations including etripamil, methods of making such formulations, and uses of such formulations to treat angina or cardiac arrhythmias, such as PSVT and atrial fibrillation.

The terms of individual patents may vary based on the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date in the absence, for example, of a terminal disclaimer shortening the term of the patent or patent term adjustment increasing the term of the patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a results of FDA regulatory review periods. The restoration period cannot be longer than five years and the total term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date.

In addition to patents and patent applications that we own, we rely on know-how to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners.

Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; and operate without infringing valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents that cover these activities. With respect to our owned intellectual property, we cannot be sure that patents will issue from any of the pending patent applications to which we own or from any patent applications that we may file in the future, nor can we be sure that any patents that may be issued in the future to us will be commercially useful in protecting etripamil or any future product candidates and methods of using or manufacturing the same. Moreover, we may be unable to obtain patent protection for certain aspects of etripamil or future product candidates generally, as well as with respect to certain indications. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

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

The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees; and
•	FDA review and approval of the NDA.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well controlled clinical trials to generate enough data to statistically evaluate the safety and efficacy of the product for approval, to establish the overall risk benefit profile of the product and to provide adequate information for the labeling of the product.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted. If the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Breakthrough therapy designation is for a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Rare pediatric disease designation by the FDA enables priority review voucher, or PRV, eligibility upon U.S. market approval of a designated drug for rare pediatric diseases. The RPD-PRV program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, which is awarded upon NDA or BLA approval to the sponsor of a designated RPD can be sold or transferred to another entity and used by the holder to receive priority review for a future NDA or BLA submission, which reduces the FDA review time of such future submission from ten to six months.

Post Approval Requirements

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, based on their independent medical judgement, may prescribe approved drugs for unapproved indications. However, biopharmaceutical companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting their promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative liability.

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

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties laws.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individuals through civil whistleblower and qui tam actions, and civil monetary penalties laws, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouse and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives provided during the previous year.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs, reporting of payments or transfers of value to healthcare professionals, and additional data privacy and security requirements.

Coverage and Reimbursement

The future commercial success of our, or any of our collaborators’, product candidates, if approved, will depend in part on the extent to which third-party payors, such as governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors, provide coverage of and establish adequate reimbursement levels for our product candidates. Third-party payors generally decide which products they will pay for and establish reimbursement levels for those products. In particular, in the United States, no uniform policy for coverage and reimbursement exists. Private health insurers and other third-party payors often provide coverage and reimbursement for products based on the level at which the government, through the Medicare program, provides coverage and reimbursement for such products, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates.

The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both third-party payors. Among other measures that may have an impact on our business, the PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service Act. At this time, we are unsure of the full impact that the PPACA will have on our business.

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA.While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit

upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It also possible that governmental action will be taken in response to the COVID-19 pandemic..

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

Employees and Human Capital

Our human capital is integral to helping us achieve our mission of developing innovative cardiovascular medicines. We have built a culture of high performance based on our core values:

•	Patients first: everything we do is with the patient in mind. We listen to and partner with patients, and we place the patients’ well-being at the core of all our initiatives.

•	Teamwork: only through teamwork, collaboration and mentorship do we achieve our goals of developing innovative medicines for patients.

•	Humility: acting selflessly by putting the collective mission first.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

As of December 31, 2020, we had 28 full-time employees, 13 of whom were primarily engaged in research and development activities and 6 of our employees had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Facilities

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025 with an option to terminate in November 2023 . We also have a U.S. subsidiary in Charlotte, North Carolina that occupies 5,116 square feet of leased office space under a lease that expires in September 2022. We believe that our facilities are adequate to meet our current needs.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Corporate Information

Our principal executive offices are located at 1111 Dr. Frederik-Philips Blvd., Suite 420, Montréal, Québec, Canada H4M 2X6, and our telephone number is (514) 336-0444.

Available Information

We maintain an internet website at www.milestonepharma.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases and our corporate website, including without limitation the “Investors” and “Events and Presentations” sections of our website. We use these channels, as well as social media channels such as LinkedIn, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investors” and “Events and Presentations” sections of our corporate website and on our social media channels. The contents of our corporate website and social media channels are not, however, a part of this Annual Report.

ITEM 1A.     RISK FACTORS

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $50.0 million and $55.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $163.5 million We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of this annual report, it is not possible to reliably estimate the length and severity of these developments. We expect that our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations under our current operating plan.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, or PSVT, and our ongoing Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, or AFib-RVR;

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

•	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
•	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, and for any additional product candidates that we may pursue in the future;
•	maintain, protect and expand our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, insurance related, accounting and other expenses associated with operating as a public company.

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

We are a clinical-stage company founded in 2003, and our operations to date have been largely focused on raising capital, organizing, staffing our company and undertaking preclinical studies and conducting clinical trials for etripamil. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successful clinical development and commercialization of products.

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

•	the timing, progress and results of our ongoing and planned clinical trials of etripamil in PSVT, AFib-RVR and in other cardiovascular indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors who we rely on to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. There can be no guarantee that the RAPID trial or our clinical trial of etripamil for AFib-RVR will meet their primary endpoints. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2020, we had Canadian federal and provincial non-capital loss carry forwards of $123.5 million and $122.8 million, respectively, which expire beginning in 2027 through 2040. In addition, we also have scientific research and experimental development expenditures of $13.7 million and $16.2 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our subsidiary’s ability to use its U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2020, we had U.S. federal net operating loss carryforwards, or NOLs, of $17.4 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly-owned subsidiary. Under U.S. federal income tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which was modified by legislation enacted on March 27, 2020 entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act and there may be periods during which the use of NOLs is suspended or otherwise limited at the state level. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We intend to build a pipeline of product candidates beyond etripamil for PSVT and progress these product candidates through clinical development. For example, we recently began enrollment in a Phase 2 clinical trial of etripamil for the treatment of AFib-RVR. We may not be able to successfully expand the scope of cardiovascular indications for etripamil beyond PSVT, or leverage our expertise and experience with etripamil in PSVT to other product candidates. We may not be able to in-license, acquire or develop future product candidates that are safe and effective. Even if we are successful in continuing to expand etripamil to other indications and further build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. If we do not successfully execute on our strategy of expanding our product pipeline, it could significantly harm our financial position and adversely affect the trading price of our common shares.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which episodes of supraventricular tachycardia, or SVT, were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials are being conducted in an at-home setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of SVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA approved single spray devices. In our Phase 3 clinical trials, patients self-administer two to four sprays of study drug from an FDA approved device that is capable of delivering two separate sprays. Accordingly, the results of our Phase 2 trial of etripamil may not be replicated in the at-home setting of our Phase 3 clinical trials, and notably, our NODE-301 clinical trial did not meet its primary endpoint. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

In response to the evolving COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease which resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events.  We implemented a work-from-home policy for all employees,[ which are still in effect, ]and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. While the situation is evolving, and certain locations are doing phased re-openings, new restrictions could be implemented, or prior restrictions reinstated in order to address the spread of COVID-19. These actions, and the uncertainty about the ever evolving landscape, could negatively impact productivity and disrupt our business and operations.

Moreover, our clinical development timelines and plans have been and could continue to be affected by the COVID-19 pandemic. We rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Clinical trial site initiations and patient enrollment have been and may be further delayed or suspended due to the desire to protect potential study patients and study personnel. For example, some sites for our NODE-303 and RAPID studies have closed their practices to further enrollment at this time. Furthermore, the initiation of enrollment in our Phase 2 clinical trial of etripamil for the treatment of AFib-RVR has been delayed due to closures of clinical trial sites. In addition, already-enrolled patients may not be able to comply with clinical trial protocols or attend follow up visits if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. As a result, we may face delays in meeting the anticipated timelines for our ongoing and planned clinical trials.

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

In addition, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, further recessions or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

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

Our product candidates will require clinical testing before we are prepared to submit an NDA, or comparable application to foreign regulatory authorities, for regulatory approval. We cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or foreign regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for etripamil and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, t the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. As a result, we were required to submit a protocol amendment to the FDA for the RAPID trial.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with PSVT, AFib-RVR or any other indications that we may pursue for etripamil or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of etripamil and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. In our Phase 3 clinical trials, we are attempting to enroll elderly patients and patients taking concomitant medications that impact the heart, such as other calcium channel blockers and beta blockers. We are doing this in order to obtain efficacy and safety data on patients representing the subset of our intended population that is most vulnerable to safety concerns with the use of etripamil. Such patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of etripamil. Patient enrollment may also continue to be affected by the ongoing COVID-19 pandemic, which could be due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols. For example, some sites for our NODE-303 study have closed their practices to further enrollment.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of etripamil and any future product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, we reported a failed primary endpoint from our NODE-301 trial in March 2020. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop etripamil or any future product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Similarly, our formulation of etripamil is designed to be self-administered as a nasal spray during an SVT episode by patients enrolled in our Phase 3 trials, or during a AFib-RVR episode by patients in our Phase 2 trial. While we expect enrolled patients to adhere to the protocol, our ability to ensure patient compliance is limited.

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

To successfully commercialize etripamil or any future product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract field force to market any product candidate we may develop will be expensive and time consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to use their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We may compete with many companies that currently have extensive, experienced, and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of etripamil and any future product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Although we maintain clinical trial liability insurance coverage with maximum coverage of $10 million per incident and an aggregate loss limit of $10 million such insurance may not be adequate to cover all liabilities that we may incur with a medical product during the clinical trials. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and maintain a product liability insurance if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, biopharmaceutical companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA.. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals.The FDA also released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump Administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict the likelihood, nature or extent of health reform initiatives that may arise from future legislation or administrative action in the United States, particularly in light of the new presidential administration, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if the we or such third parties are not able to maintain regulatory compliance, etripamil or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We have engaged CROs to conduct our Phase 3 clinical trials of etripamil for the treatment of PSVT, and our Phase 2 clinical trial of etripamil for the treatment of AFib-RVR, and we expect to engage a CRO for future clinical trials of etripamil and any future product candidates. We do not currently have the ability to independently conduct any clinical trials. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

In addition to seeking patent and trademark protection for etripamil and any future product candidate, we also rely on unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated proprietary information is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

As of December 31, 2020, we had 28 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

If we fail to comply with European data protection laws, including the European Union General Data Protection Regulation 2016/679, or GDPR, when appropriate, and any other existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.

We anticipate seeking regulatory approval for, and commercialize, etripamil for the treatment of PSVT in Europe. We may also elect to do so for future product candidates. We are conducting clinical trial activities in Europe, which will subject us to European data protection laws, including the GDPR. The GDPR establishes requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable). The GDPR creates significant and complex compliance burdens for companies such as: limiting permitted processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment a legal basis for processing personal data; expressly confirming that ‘pseudonymized’ or key-coded data constitutes personal data to which the GDPR applies; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects for controllers (including presentation of certain information in a concise, intelligible and easily accessible form about how their personal data is used and their rights vis-à-vis that data and its use); introducing the obligation to carry out so-called data protection impact assessments in certain circumstances; establishing limitations on collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects (such as rights for individuals to be ‘forgotten,’ rights to data portability, rights to object etc. in certain circumstances); formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when engaging third-party processors and joint controllers; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or European Union in certain circumstances. The processing of “special category personal data”, such as health information, may also impose heightened compliance burdens under the GDPR. The GDPR has robust regulatory enforcement and penalties for noncompliance, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR will likely impose additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects.

A particular issue presented by the GDPR is the restriction on transfers of personal data from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe is the European Commission’s Standard Contractual Clauses and we have relied on Standard Contractual Clauses to comply with the GDPR’s restrictions on transfer of personal data out of Europe. However, in July 2020 the Court of Justice of the European Union, or CJEU, in a case known colloquially as “Schrems II” raised questions about whether the Standard Contractual Clauses can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Restrictions on our ability to import personal data from Europe could therefore impact our clinical trial activities in Europe and limit our ability to collaborate with CROs and other third parties subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through March 1, 2021, the price of our common shares has ranged from $1.70 per share to $27.15 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common shares may be influenced by the following:

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

Based upon our common shares outstanding as of December 31, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 65.2% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Based on the nature and composition of our income, assets, activities and market capitalization for our taxable year ending December 31, 2020, we believe that we may have been classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2020. Based on the expected nature and composition of our income and assets for our taxable year ending December 31, 2021, we expect that we may be classified as a PFIC for our taxable year ending December 31, 2021. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

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

For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025. We also have a U.S. subsidiary based in Charlotte, North Carolina. We believe that our facilities are adequate to meet our current needs.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common shares began trading on The Nasdaq Global Select Market on May 9, 2019. Our common shares trade under the symbol “MIST”. Prior to the commencement of trading on the Nasdaq Global Select Market on May 9, 2019, there was no public market for our common shares.

HOLDERS OF RECORD

As of December 31, 2020, there were 15 holders of record of our common shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our common shares on behalf of an indeterminate number of beneficial owners. All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

ITEM 6.     SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil to treat paroxysmal supraventricular tachycardia, or PSVT, atrial fibrillation and rapid ventricular rate, or AFib-RVR, and other cardiovascular indications.

Etripamil - Pivotal Clinical Program in PSVT

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

In March 2020, we reported topline results of the first part of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which is a placebo-controlled Phase 3 safety and efficacy trial. The first part of NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five hour period in which patients wore a cardiac monitor following study drug administration.

In July 2020, we announced that we received guidance from the U.S. Food and Drug Administration, or FDA, on our proposal to alter the size and design of our ongoing RAPID trial as well as the overall program based on the data from the NODE-301 trial. The FDA indicated that the two trials, the RAPID trial and the completed NODE-301 trial, could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT.

Under an updated statistical analysis plan, or SAP, the primary efficacy endpoint for both the RAPID and NODE-301 trials will be defined as time to conversion over the first 30 minutes, with a target p-value of less than 0.05 for each trial. This endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting the emergency department. Later and earlier time points will also be assessed as part of secondary analyses to fully characterize the efficacy profile of etripamil.

When employing the updated SAP retrospectively to the NODE-301 data, results in 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). We also discussed the clinical benefit of 54% conversion rate with the FDA. We believe, based on interactions with PSVT treating physicians and cardiovascular thought leaders, that a 50% conversion rate within 60 minutes is a clinically-meaningful outcome given the symptomatic nature of SVT episodes and the lack of approved at-home treatments.

Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID trial will allow for repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within ten minutes of the first study drug administration. This repeat dose regimen, which is similar to current PSVT treatment practices in the emergency department setting, is tailored to etripamil’s pharmacokinetic profile to deliver increased exposure over approximately the first 30 minutes following initial administration. We expect that the repeat administration could benefit a broader group of patients, including those with more persistent episodes.

The RAPID study, which was originally designed to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events, will be amended and expanded to serve as a pivotal efficacy and safety study should the RAPID study meet its primary objective. The study will include the 170 patients who are already enrolled, although many of those patients have been enrolled in the study for more than one year without reporting an SVT event. The study will be completed after a total of 180 confirmed SVT events are reached, including those that have already occurred in the study. Additional patients to be enrolled in the RAPID study will be randomized 1:1.

During the fourth quarter of 2020, we observed delays in our enrollment and clinical trial site startups for the RAPID study. We believe the effects of the COVID-19 pandemic and its impact contributed to such delays. As a result we have taken measures to increase the enrollment of patients by increasing the number of clinical trial sites, including more clinical sites planned in European countries to diversify and better protect the study recruitment against COVID’s geographical resurgences.  We are also increasing site specific support for clinical trial sites currently open. We will continue to monitor the impact of COVID-19 on the study and expect to continue these enrollment enhancing initiatives throughout 2021. While we monitor the effect of those initiatives, we are maintaining our guidance of achieving topline data from the RAPID trial in late 2021 or early 2022.

The FDA agreed that the single and repeat administrations of etripamil could be pooled and compared to placebo for the primary analysis, resulting in no increase in the study’s sample size.

Etripamil - Safety Studies in PSVT

NODE-302 is our Phase 3 open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 could enroll in NODE-302 and receive up to an additional 11 doses of etripamil. NODE-302 is a multi- center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil. We completed NODE-302 in late 2020 with a data set of 245 episodes with 105 patients dosed at least once out of 169 patients enrolled. Trial results will contribute to the etripamil NDA safety database.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. We originally designed this trial to enroll enough patients to collect data on 1,000 patients taking etripamil in an at-home setting. With the expanded size of the RAPID trial, we expect the size of the NODE-303 study to be reduced. We expect to determine a more accurate sizing of the trial following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which was required in the NODE-301 trial, and in a broad patient population including patients taking concomitant beta-blockers and calcium channel blockers.

We are in the process of initiating patient access programs that have as their primary objective providing further access to etripamil to patients who have participated in the clinical development registration trials to treat future SVT episodes. These programs will be tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

Etripamil: Atrial Fibrillation and Rapid Ventricular Rate

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. We began enrollment in a Phase 2 proof-of-concept clinical trial, titled ReVeRA, in the first quarter of 2021 to evaluate the ability of etripamil to reduce ventricular rate in AFib-RVR episodes. The Phase 2 double blind, placebo controlled, proof-of-concept, which will be conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect.The trial is to be conducted in the hospital or emergency department setting under medical supervision. We anticipate reporting data from this study following disclosure of top line results of the RAPID trial.

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

Since inception, we have incurred significant operating losses. For the years ended December 31, 2020 and 2019, we recorded net losses of $50.0 million and $55.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of $163.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $142.3 million of cash, cash equivalents and short-term investments at December 31, 2020.

Although we implemented certain cost-cutting measures in 2020, we nevertheless expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT and our Phase 2 clinical trial of etripamil for the treatment of AFib-RVR;

●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;

●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;

●	maintain, protect and expand our intellectual property portfolio;

●	hire additional clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Recent Developments

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

COVID-19 Business Update

While we are experiencing business or financial impact from the ongoing COVID-19 pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In March 2020, our global workforce transitioned to working remotely and this may otherwise adversely impact our business (see below for discussion on Clinical Development impacts). In addition, working at home policies could increase cybersecurity risk and communication disruptions. Since March of 2020, certain governments have implemented and continually adjusted restrictions as the spread and severity of the COVID-19 virus impacted their territories. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. Since our last quarterly filing, the COVID-19 pandemic has impacted our ability to maintain patient enrollment in our NODE-303 study as some of the initiated clinical sites have closed their practices to further enrollment. We believe that the corresponding overall impact on the etripamil PSVT program will be lessened as we downsize the NODE-303 study and allocate resources to the recently initiated RAPID trial. The COVID-19 pandemic has delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions have prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials. It has also delayed the initiation of enrollment for our ReVeRA trial of etripamil for AFib-RVR due to closures of clinical sites. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopenings stall or are limited due to continued spread of COVID-19, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

We expect that our current operating plan and existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and we do not envision any events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

During 2020, we focused our efforts on the development of etripamil PSVT program, and we expect to expand our development activities with respect to our etripamil AFib-RVR program in 2021. Our operating plan may further change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Furthermore, the COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. It is not possible to reliably estimate the length and severity of this disruption. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we expect the COVID-19 pandemic to continue to affect our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Canada, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil AFib-RVR to increase for initiation of our proof of concept clinical trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses. The following table shows our research and development expenses by type of activity for the years ended December 31, 2020 and 2019, respectively.

	Year Ended
	December 31,
(in thousands)	2020	2019
Clinical and pre-clinical	$28,098	$34,360
Drug manufacturing and formulation	4,580	5,950
Regulatory and other costs	2,183	2,067
Less: investment tax credits	(373)	(392)
Total research and development expenses	$34,488	$41,985

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

We expect to continue to incur expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

Commercial Expenses

Commercial expenses consist primarily of personnel and related compensation costs, market and health economic research, and market development activities for PSVT and, to a much lesser extent, AFib-RVR. The focus of these expenses is three-fold: first, we want to leverage rigorous primary and secondary research to fully understand our target disease states from the perspective of the patient, healthcare provider, and payor; second, we want to understand and document the burden of disease posed by PSVT from an epidemiology, healthcare resource use, and cost perspective; and third, we want to engage our target patient, physician, and payor stakeholders with evidence-based and compliant educational materials that serve to increase the awareness and understanding of the impact of PSVT on patients and the overall healthcare system.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations:

	Year ended
	December 31,
(in thousands)	2020	2019	$Change	% Change
Operating expenses
Research and development, net of tax credits	34,488	41,985	(7,497)	(18)%
General and administrative	10,285	7,004	3,281	47%
Commercial	5,937	8,892	(2,955)	(33)%
Total operating expenses	50,710	57,881	(7,171)	(12)%
Loss from operations	(50,710)	(57,881)	7,171	(12)%
Interest income, net of bank charges	726	2,596	(1,870)	(72)%
Loss and comprehensive loss before income taxes	(49,984)	(55,285)	5,301	(10)%
Income tax recovery	(17)	(56)	39	(70)%
Net loss and comprehensive loss	(49,967)	(55,229)	5,262	(10)%

Research and Development Expenses

Research and development, or R&D expenses decreased by $7.5 million, or 18%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was due to the conclusion of the NODE 301 Part 1 study in the first quarter of 2020 and the RAPID Phase 3 study initiated only in late 2020. Spending was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. We spent $21.5 million on these programs in 2020 and $28.8 million in 2019. We recorded personnel and related R&D costs of $13.4 million in 2020 and $13.5 million in 2019, including non-cash compensation costs related to share-based compensation expense. We also recognized $0.4 million of R&D investment tax credits provided by the provincial government of Québec for the years ended December 31, 2020 and 2019. Tax credits are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million, or 47% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Following our initial public offering, or IPO, in May 2019, insurance costs increased to support risk management activities as a public company. In addition, we incurred increased spending related to consulting, recruiting and professional fees to support the increased compliance requirements of being a public company. Additionally, during the year ended December 31, 2020, compensation and related personnel costs increased when compared to the same period in 2019 due to an increase in administrative headcount, including non-cash compensation cost related to share-based compensation expense.

Commercial Expenses

Commercial expenses decreased by $3.0 million, or 33%, for the year ended December 31, 2020 when compared to the same period in 2019. We reduced operating expenses in the second quarter of 2020 in order to focus our efforts on an optimized clinical development pathway for etripamil. The cuts primarily affected pre-commercialization activities.

Interest Income, Net

Interest income, net of bank charges was $0.7 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively. The reduction in interest income is mainly a result of lower interest rates earned on investments in 2020 when compared to 2019 and of lower cash balances in 2020 compared to the same period in 2019.

Net Loss

For the foregoing reasons, we had net losses of $50.0 million and $55.2 million for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from the IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate to continue to incur losses for at least the next several years. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $142.3 million and an accumulated deficit of $163.5 million.

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

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents, short-term investments and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. We expect to incur an increase in general and administrative expenses notwithstanding our temporary salary reductions and other measures implemented in June 2020, and an increase in expenses related to commercial activities in 2021 as we focus our efforts on the clinical pathway and potential commercialization of etripamil. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in PSVT, AFib-RVR and in other cardiovascular indications;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish collaborations on favorable terms, if at all;
●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of etripamil and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(50,732)	(51,152)	420	(0.82)%
Investing activities	(70,000)	(384)	(69,616)	18,129.17%
Financing activities	73,224	85,407	(12,183)	(14.26)%
Net increase (decrease) in cash and cash equivalents during the period	(47,508)	33,871	(81,379)

Operating Activities

In 2020, we used $50.7 million of cash in operating activities, which consisted of a net loss of $50.0 million and a net change of $5.8 million in our net operating liabilities and offset by non-cash charges of $5.0 million mainly related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $2.1 million for accounts payable and accrued liabilities and an increase of $3.6 million for prepaid expenses.

In 2019, we used $51.2 million of cash in operating activities, which consisted of a net loss of $55.2 million offset by a net change of $2.9 million in our net operating assets and non-cash charges of $1.2 million. The non-cash charges primarily consist of share-based compensation expense for grants to employees. The change in our net operating assets and liabilities was primarily due to a net increase of $3.5 million for accounts payable, a net decrease of $0.2 million for research and development tax credits, interest and sales tax receivable and offset by an increase of $0.5 million for prepaid expenses.

Investing Activities

In 2020, we used $90.0 million of cash from the acquisition of short-term investments and we received $20.0 million of cash from maturities. In 2019, there was a net use of cash of $0.4 million mainly related to cash used for the acquisition of property and equipment. In 2019, short-term investment acquisitions used $35.0 million in cash and provided the same amount of maturities leaving a balance of nil in short-term investments.

Financing Activities

In 2020, our financing activities provided $73.2 million which consisted primarily of $24.8 million of net proceeds from the private placement of pre-funded warrants to existing shareholders in July 2020, $48.1 million of net proceeds from an offering of common shares and pre-funded warrants in October 2020. In 2019, the IPO provided net cash consideration of $85.4 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

We enter into contracts in the normal course of business with clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable at our option with various notice requirements as defined in the contract. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to and through the date of cancellation. These payments are not included as the amount and timing of these payments are not known.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements as at December 31, 2020, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these audited consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Effective January 1, 2019, we adopted ASC Topic 842, Leases, and changed the manner in which it accounts for leases under the new standard.  For a description of this critical accounting policy and the impact of the change, see Note 4 of our consolidated financial statements.

a) Research & Development Expenses — Accruals and Tax Credits

Research and development costs are charged against income in the period of expenditure. Our research and development costs consist primarily of salaries and fees paid to CROs and to CMO.

Clinical trial expenses include direct costs associated with CROs, direct CMO costs for the formulation and packaging of clinical trial material, as well as investigator and patient-related costs at sites at which our trials are being conducted. Direct costs associated with our CROs and CMOs are generally payable on a time-and-materials basis, or when milestones are achieved. The invoicing from clinical trial sites can lag several months. We record expenses for our clinical trial activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs and clinical trial sites. We determine the estimates through discussions with internal clinical personnel, CROs and CMOs as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known to us as of each consolidated balance sheet date. The actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. If the actual timing of the performance of services of the level of effort varies from the estimate, we will adjust the accrual accordingly. Adjustments to prior period estimates have not been material. We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits and as a reduction of income taxes for investment tax credits that can only be claimed against income taxes payable when there is reasonable assurance that the claim will be recovered.

b) Leases

Our leases are presented based on ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application.

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

We elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only include an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the our  assessment unless there is reasonable certainty that the Company will renew.

c) Share-Based Compensation

We recognize compensation costs related to share options granted to employees, consultants and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. This Black-Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of our underlying common shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of our common shares. The grant date fair value of the share-based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards. Forfeitures are accounted for as they occur.

As there had been no public market for our common shares prior to May 13, 2019, the estimated fair value of our common shares prior to that date was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common shares as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. Following the completion of our initial public offering on May 13, 2019, we have determined the per share fair value of our common shares based on the closing price of our common shares as reported by The Nasdaq Stock Market on the date of grant.

The following table summarizes, by grant date, the number of underlying common shares and the associated per-share exercise price, which was the fair value per share as determined by our board of directors on the applicable grant date, for share options granted during the years ended December 31, 2019 and 2020:

			Estimated
	Number of		Fair Value	Estimated
	Common Shares	Exercise	per Common	Per-Share
	Subject to	Price Per	Share at	Fair Value
	Options Granted	Common Share	Grant Date	of Options
February 18, 2019	31,018	$9.415	$9.415	$6.655
March 9, 2019	33,086	$9.415	$9.415	$6.644
March 20, 2019	52,638	$9.415	$9.415	$6.714
May 8, 2019	46,998	$15.000	$15.000	$10.773
August 8, 2019	23,620	$15.870	$15.870	$11.125
September 9, 2019	167,000	$22.450	$22.450	$15.623
September 16, 2019	3,760	$21.280	$21.280	$14.851
October 31, 2019	3,760	$19.140	$19.140	$13.305
November 12, 2019	42,000	$17.780	$17.780	$12.160
January 6, 2020	13,000	$17.000	$17.000	$11.948
January 23, 2020	748,400	$21.480	$21.480	$15.248
February 10, 2020	3,760	$21.730	$21.730	$15.390
June 5, 2020	690,500	$3.740	$3.740	$2.610
June 26, 2020	11,000	$3.850	$3.850	$2.680
June 29, 2020	7,800	$3.830	$3.830	$2.740
October 1, 2020	60,000	$7.100	$7.100	$5.200

The intrinsic value of all outstanding options as of December 31, 2020 was $11.8 million, based on the fair value of our common shares of $6.70 per share at December 31, 2020, of which $7.9 million related to vested options and $3.9 million related to unvested options.

Recent Accounting Pronouncements

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents and short-term investments of $142.3 million and $119.8 million as of December 31, 2020 and 2019, respectively, which consist primarily of bank deposits and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2020 and 2019, our net monetary exposure denominated in Canadian dollars was $0.2 million and $1.5 million, respectively.

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

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Milestone Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Pharmaceuticals Inc. and its subsidiary (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, shareholders’ equity and convertible preferred shares and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

March 29, 2021

We have served as the Company’s auditor since 2016.

Milestone Pharmaceuticals Inc.

Consolidated Balance Sheets

(in thousands of US dollars, except share data)

	December 31, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$72,310	$119,818
Short-term investments (note 3)	70,000	—
Research and development tax credits receivable	725	578
Prepaid expenses	5,428	1,845
Other receivables	223	258
Total current assets	148,686	122,499
Operating lease right-of-use assets (note 4)	980	524
Property and equipment (note 5)	308	405
Total assets	$149,974	$123,428

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 6)	$5,914	$7,997
Current portion of operating lease liabilities	245	330
Total current liabilities	6,159	8,327
Operating lease liabilities	696	184
Total liabilities	6,855	8,511

Shareholders’ Equity (note 1, note 7)
Share capital
Common shares, no par value, unlimited shares authorized, 29,827,997 shares issued and outstanding as of December 31, 2020, 24,505,748 shares issued and outstanding as of December 31, 2019.	251,682	226,245
Pre-funded warrants - 11,417,034 issued and outstanding at December 31, 2020, nil at December 31, 2019	48,007	—
Additional paid-in capital	8,530	3,805
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(163,466)	(113,499)

Total shareholders’ equity	143,119	114,917

Total liabilities and shareholders’ equity	$149,974	$123,428

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2020	2019
Operating expenses
Research and development, net of tax credits (note 10)	$34,488	$41,985
General and administrative	10,285	7,004
Commercial	5,937	8,892

Loss from operations	$(50,710)	$(57,881)

Interest income, net of bank charges	726	2,596

Loss before income taxes	(49,984)	(55,285)

Income tax recovery (note 9)	(17)	(56)

Net loss and comprehensive loss for the year	$(49,967)	$(55,229)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	29,344,993	15,784,750

Net loss per share, basic and diluted (note 8)	$(1.70)	$(3.50)

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity and Convertible Preferred Shares

(in thousands of US dollars, except share data)

			Convertible Preferred Shares
	Common Shares		Class A1		Class A2		Class B		Class C		Class D1		Class D2		Pre-funded warrants
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2018	596,787	$2,039	372,211	$2,027	2,443,914	$12,643	2,830,907	$17,198	3,786,878	$27,236	6,893,236	64,719	1,223,656	14,935	—	$—	$2,655	$(1,634)	$(58,270)	$83,548
Transactions in 2019
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,229)	(55,229)
Exercise of stock options (note 7)	33,159	85	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41)	—	—	44
Share-based compensation (note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Initial public offering (note 7)	6,325,000	85,363	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	85,363
Preferred share conversion (note 7)	17,550,802	138,758	(372,211)	(2,027)	(2,443,914)	(12,643)	(2,830,907)	(17,198)	(3,786,878)	(27,236)	(6,893,236)	(64,719)	(1,223,656)	(14,935)	—	—	—	—	—	—
Balance as of December 31, 2019	24,505,748	$226,245	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$3,805	$(1,634)	$(113,499)	$114,917

Balance as of December 31, 2019	24,505,748	$226,245	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$3,805	$(1,634)	$(113,499)	$114,917
Transactions in 2020
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,967)	(49,967)
Exercise of stock options (note 7)	226,352	520	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(220)	—	—	300
Share-based compensation (note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,945	—	—	4,945
Private Placement (note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,655,131	24,771	—	—	—	24,771
Public Offering	5,095,897	24,917	—	—	—	—	—	—	—	—	—	—	—	—	4,761,903	23,236	—	—	—	48,153
Balance as of December 31, 2020	29,827,997	$251,682	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Year ended December 31,
	2020	2019
Cash flows from
Operating activities
Net loss for the year	$(49,967)	$(55,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment (note 5)	97	38
Share-based compensation expense (note 7)	4,945	1,191
Changes in operating assets and liabilities:
Other receivables	35	119
Research and development tax credits receivable	(147)	(288)
Prepaid expenses	(3,583)	(447)
Operating lease right of use asset, net	(29)	—
Accounts payable and accrued liabilities	(2,083)	3,520
Income taxes payable (receivable)	—	(56)

Net cash used in operating activities	(50,732)	(51,152)

Investing Activities
Acquisition of property and equipment	—	(413)
Acquisition of short-term investments	(90,000)	(35,000)
Maturity of short-term investments	20,000	35,029

Net cash used in investing activities	(70,000)	(384)

Financing activities
Net proceeds from issuance of common shares in Initial Public Offering	—	85,363
Issuance of common shares on exercise of share options (note 7)	300	44
Net proceeds from issuance of common shares in a public offering (note 7)	24,917	—
Net proceeds from issuance of pre-funded warrants in a public offering (note 7)	23,236	—
Net proceeds from issuance of pre-funded warrants in a private placement (note 7)	24,771	—

Net cash provided by financing activities	73,224	85,407

Net increase (decrease) in cash and cash equivalents during the year	(47,508)	33,871

Cash and cash equivalents – Beginning of year	119,818	85,947

Cash and cash equivalents – End of year	$72,310	$119,818

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

1 Organization and nature of operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act of Québec. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short-acting calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be -administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

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

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, progress of activities performed by the CROs and CMOs which are used to calculate the research and development expense incurred, and share-based compensation. Accordingly, actual results may differ from those estimates and such differences may be material.

The COVID-19 pandemic has had an impact on the Company’s business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites The Company will continue to evaluate the COVID-19 pandemic impact on the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

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

e) Short term investments

Short term investments are classified as held-to-maturity, are initially recognised at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

f) Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and investment securities classified as held to maturity. The Company maintains deposits in financial institutions. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has adopted an investment policy that includes guidelines relative to credit quality, diversification of maturities and liquidity.

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

Computer hardware and software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	over the lease-term

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

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Right-out-use assets are subsequently accounted for as long-lived assets, including evaluating for indicators of impairment. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

j) Pre-funded warrants

Pre-funded warrants allow the holder to pay little or no consideration to receive the shares upon exercise of the warrant. The pre-funded warrants do not meet the definition of a derivative under ASC 815 because their fair value at issuance is equal to the fair value of the shares underlying the warrant. As such, they have the characteristics of a prepaid forward sale of equity. As a result, the pre-funded warrants are accounted for as equity instruments.

k) Share issuance costs

Share issuance costs applicable to the issuance of equity instruments are recorded as a reduction of the financing equity proceeds.

l) Research and development and investment tax credits

Research and development costs are charged to expense as costs are incurred in performing research and development activities. The Company’s research and development costs consist primarily of salaries and fees paid to contract research organizations (CROs) and to contract manufacturing organizations (CMOs).

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

m) Income taxes

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

n) Foreign currency translation and transactions

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

o) Share based compensation

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

The Company approved an employee share purchase plan in April 2019, which became effective on May 8, 2019 and is described in note 7. The plan provides a means by which eligible employees of the company and certain designated companies may be given an opportunity to purchase common shares. The plan permits the company to grant a series of purchase rights to eligible employees under an employee stock purchase plan.

p) Recently adopted accounting pronouncements

New Accounting Policies - Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The Company adopted ASU 2016-13 effective January 1, 2020 and the adoption did not have at the measurement of credit losses.

q) Significant Risks and Uncertainties

The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites With the global spread of the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business.  The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for its clinical programs.  The extent to which the COVID-19 pandemic continues to impact its business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common shares will depend on future developments that remain highly uncertain and cannot be predicted

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidate; delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements.

r) Sources of Liquidity and Funding Requirements

Since inception, the Company incurred significant operating losses. Prior to May 2019, the Company financed its operations primarily through sales of convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, the Company received net proceeds of $85.4 million from its Initial Public Offering (IPO). In July 2020, the Company received $24.8 million of net proceeds from the private placement of pre-funded warrants to existing shareholders (note 7). In October 2020, the Company concluded an offering of common shares and pre-funded warrants for net proceeds of $48.2 million (note 7).

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of December 31, 2020, the Company had cash, cash equivalents and short-term investments of $142.3 million and an accumulated deficit of $163.5 million.

3 Short-term investments

Short-term investments are comprised of term deposits issued in US currency, earning interest between 0.30% and 0.86%, maturing between January 29, 2021 and August 16, 2021. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets and are accounted for at amortized cost.

4 Leases

On June 3, 2019, the Company entered into a new lease arrangement for a three-year term for its office located in Charlotte, NC. The Company recognized the operating lease right-of-use asset and operating lease liabilities at the lease commencement date on September 10, 2019. The interest rate implicit in lease contracts is not readily determinable and the Company does not have a public credit rating and carries no debt.  As such, several factors were considered in the determination of the Company’s incremental borrowing rate used in determining the present value of lease payments.  The Company’s examined credit ratings for similar companies, assumed equivalency between the Canadian and U.S. markets for collateralized debt and used rates over the 36-month period. This resulted in an incremental borrowing rate of 8%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. The company was not reasonably certain of renewing the lease following the initial term and recognized the right-of-use asset and operating lease liabilities over the 36-month period ending September 30, 2022.

On July 1, 2020, the Company entered into an arrangement for the lease renewal for its headquarters located in Ville Saint-Laurent, Quebec. The 5-year lease term is from December 1, 2020 expiring on November 30, 2025. The Company revalued the operating lease right-of-use asset and operating lease liabilities at the effective lease arrangement date of July 1, 2020. The Company’s examined credit ratings for similar companies, assumed equivalency between the

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Canadian and U.S. markets for collateralized debt and used rates for the remaining lease term of 65 months.  This resulted in an incremental borrowing rate of 5.26%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. The Company is not reasonably certain of renewing the lease following the current renewal option and recognized the right-of-use asset and operating lease liabilities to November 30, 2025.

The Company's two operating office leases right-of-use assets as at December 31 were as follows:

	2020	2019
Opening balance	$524	$321
New operating lease right-of-use asset	—	401
Right-of-use adjustment renewal on July 1, 2020	735	—
Amortization of right-of-use asset	(279)	(198)
Closing balance	$980	$524

Operating lease expenses of $318 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the year ended December 31, 2020 [2019 - $277], and are comprised of two operating lease right-of-use assets and one operating lease of less than 12 months.

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at December 31, 2020:

January 1, 2021 to December 31, 2021	$293
January 1, 2022 to December 31, 2022	255
January 1, 2023 to December 31, 2023	175
January 1, 2024 to December 31, 2024	175
January 1, 2025 to November 30, 2025	159
1,057
Less interest	(115)
$942

5 Property and equipment

Property and equipment consist of the following at December 31:

	2020	2019
Computer hardware and software	$22	$22
Office equipment	406	406
Leasehold improvements	26	26
Total	$454	$454
Less accumulated depreciation and amortization	(146)	(49)
Property and equipment, net	$308	$405

During the year ended December 31, 2020 and December 31, 2019, the Company did not record any write off. For the year ended December 31, 2020, amortization expense was $97 [2019-$38] and was included in research and development expense.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

6 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following as of December 31:

	2020	2019
Trade accounts payable	$4,641	$4,376
Accrued research and development liabilities	152	1,513
Other accrued liabilities	164	331
Accrued compensation and benefits payable	957	1,777
	$5,914	$7,997

7 Shareholders’ equity

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

In May 2019, the Company completed its initial public offering (IPO). Upon the closing of the IPO, all outstanding redeemable convertible preferred shares of Class A1, A2, B, C, D1 and D2 (collectively known as Convertible Preferred Shares) converted into 17,550,802 common shares.

As of December 31, 2020, 523,821 common shares were available under the Employee Stock Purchase Plans (ESPP) and no common shares have been issued.

During the year ended December 31, 2020, the Company issued a total of 226,352 common shares [2019 - 33,162] for a total cash consideration of $300 [2019 - $44] pursuant to the exercise of stock options at an average exercise price of $1.33 per share [2019 - $1.33]. As a result, an amount of $220 [2019 - $41] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Pre-funded warrants – Private Placement

On July 23, 2020, the Company entered into a securities purchase agreement to sell and issue in a private placement pre-funded warrants of 6,655,131 of the Company’s common shares, at a purchase price of $3.7465 per pre-funded warrant for aggregate net proceeds of $24.8 million (the Private Placement).  The Private Placement closed on July 24, 2020. Each pre-funded warrant is exercisable for one of the Company’s common shares at an exercise price of $0.01 per share, has no expiration date, and is immediately exercisable, subject to certain beneficial ownership limitations. The pre-funded warrants are classified and accounted for as equity.

Open Market Sale Agreement

On July 29, 2020, the Company entered into an Open Market Sale Agreement℠ with respect to an at-the-market offering program (ATM Program) under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million. The Company has not sold shares under the ATM program as of the date of this filing.

Pre-funded warrants and common shares – Public offering

On October 22, 2020, the Company issued (i) 5,095,897 common shares, without par value, at a price to the public of $5.25 per share, and (ii) pre-funded warrants to purchase 4,761,903 common shares at an exercise price equal to $0.01 per share, at a price to the public of $5.24 per common share underlying the pre-funded warrants (the Offering).  The net proceeds to the Company from the Offering were $48.2 million. The pre-funded warrants are classified and accounted for as equity.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Additional paid-in capital

	2020	2019
Opening balance	$3,805	$2,655
Share-based compensation expense	4,945	1,191
Exercise of stock options	(220)	(41)
Closing balance	$8,530	$3,805

Share-based compensation

The Company's board of directors adopted and its shareholders approved the 2019 Equity Incentive Plan (the 2019 Plan) in April 2019, which became effective on May 8, 2019 in connection with the IPO. Initially, the maximum number of the Company's common shares that may be issued under the 2019 Plan was 4,710,564 shares, which is the sum of (1) 1,923,501 new shares, plus (2) the number of shares (not to exceed 2,787,063 shares) (i) that remained available for the issuance of awards under the Company's Stock Option Plan (the "2011 Plan") at the time the 2019 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2011 Plan that terminate, expire or are otherwise forfeited, reacquired or withheld. In addition, the number of the Company's common shares reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of the Company's capital shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company's board of directors. As of May 8, 2019, the Company's 2011 Plan was terminated and no further option grants will be made under the 2011 Plan.

Under the 2019 Plan and 2011 Plan, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on the four-year anniversary of the grant date. During the year ended December 31, 2020, the Company granted stock options under the 2019 Plan that also vest and are exercisable in equal monthly installments over periods of 12 months to 48 months.

On January 1, 2020, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 980,229 common shares.  In addition, 72,186 options forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of December 31, 2020, there were 3,369,348 shares available for issuance under the 2019 Plan, of which 1,663,158 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at December 31 were as follows:

	2020				2019
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	2,364,526	2,364,526	$2.15	—	2,295,045	2,295,045	$1.77
Outstanding at beginning of year - 2019 Plan	220,140	—	220,140	20.78	—	—	—	—
Granted - 2011 Plan	—	—	—	—	—	116,742	116,742	9.42
Granted - 2019 Plan	1,534,460	—	1,534,460	12.68	287,138	—	287,138	19.95
Exercised - 2011 Plan	—	(226,352)	(226,352)	1.23	—	(33,162)	(33,162)	1.33
Forfeited - 2011 Plan	—	(58,087)	(58,087)	5.94	—	(14,099)	(14,099)	2.66
Forfeited - 2019 Plan	(45,413)	—	(45,413)	18.53	(66,998)	—	(66,998)	17.22
Cancelled - 2019 Plan	(2,997)	—	(2,997)	21.48	—	—	—	—
Outstanding at end of year	1,706,190	2,080,087	3,786,277	$7.29	220,140	2,364,526	2,584,666	$3.75
Outstanding at end of year - Weighted average exercise price	$13.55	$2.15			$20.78	$2.15
Exercisable at end of year	268,164	1,536,895	1,805,059	$2.94	1,165	1,212,226	1,213,391	$1.65
Exercisable at end of year - Weighted average exercise price	$8.23	$2.02			$17.78	$1.64

As of December 31, 2020, the weighted average remaining contractual life was 7.86 years [2019 - 7.8 years] for outstanding options. The weighted average remaining contractual life was 6.91 years for vested options [2019 - 7.0 years]. There were 103,500 options forfeited in 2020 [2019 - 81,097] and there were 2,997 options cancelled in 2020 [2019 - nil]

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ deficit. The weighted average fair values of options granted in 2020 was $8.98 per share [2019 - $11.81]. Share-based compensation expense recognized for the year ended December 31, 2020 was $4,945 [2019 - $1,191].

As of December 31, 2020, there was $13,012 [2019 - $6,464] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 2.67 years [2019 - 2.60 years].

	2020				2019
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	1,152,300	1,152,300	$1.88	—	1,706,303	1,706,303	$1.35
Non-vested share options at beginning of year - 2019 Plan	218,975	—	218,975	$14.44	—	—	—	$—
Granted - 2011 Plan	—	—	—	—	—	116,742	116,742	6.65
Granted - 2019 Plan	1,534,460	—	1,534,460	8.98	287,138	—	287,138	13.91
Vested, outstanding 2011 Plan	—	(551,026)	(551,026)	1.70	—	(656,646)	(656,646)	1.33
Vested, outstanding 2019 Plan	(269,996)	—	(269,996)	5.80	(1,165)	—	(1,165)	12.16
Forfeited - 2011 Plan	—	(58,082)	(58,082)	4.32	—	(14,099)	(14,099)	1.91
Forfeited - 2019 Plan	(45,413)	—	(45,413)	13.03	(66,998)	—	(66,998)	12.22
Non-vested share options at end of year	1,438,026	543,192	1,981,218	$7.96	218,975	1,152,300	1,371,275	$3.89
Non-vested share options at end of year - Weighted average fair value	$10.28	$1.81			$14.44	$1.88

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The following table summarizes information with respect to share options outstanding as of December 31, 2020:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Exercise price	of options	life (years)	price	of options	life (years)	price
$0.84-$1.00	108,160	2.93	$0.90	108,160	2.93	$0.90
$1.01-$2.00	1,219,937	6.58	$1.47	937,898	6.44	$1.44
$2.01-$4.00	1,366,657	8.62	$3.22	632,595	8.24	$2.99
$4.01-$10.00	147,133	7.67	$8.47	55,701	5.27	$9.28
$15.01-$20.00	82,380	8.81	$17.17	24,768	8.77	$17.18
$21.01-$22.45	862,010	9.00	$21.65	45,937	8.69	$22.45
Total	3,786,277	7.86	$7.29	1,805,059	6.91	$2.94

The intrinsic value of all outstanding options as of December 31, 2020 was $11.8 million, based on the fair value of our common shares of $6.70 per share at December 31, 2020, of which $7.9 million related to vested options and $3.9 million related to unvested options.

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the years ended December 31, 2020 and 2019:

	2020	2019
Exercise price	$12.68	$16.90
Share price	$12.68	$16.90
Volatility	85%	80%
Risk-free interest rate	1.03%	1.92%
Expected life	5.88 years	6.21 years
Dividend	0%	0%

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

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company recognized share-based compensation expense as follows at December 31, 2020 and 2019:

	2020	2019
Administration	$2,007	$574
Research and development	2,055	495
Commercial activities	883	122
	$4,945	$1,191

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2020 and 2019, as they would be anti-dilutive:

	2020	2019
Share options	3,786,277	2,584,666

Amounts in the table above reflect the common share equivalents of the noted instruments.

9 Income taxes

A reconciliation between tax expense and the product of accounting income multiplied by the basic income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Loss before income taxes	$(49,984)	$(55,285)
Basic income tax rate	26.33%	26.30%
Computed income tax recovery	(13,161)	(14,542)
Effect on income tax rate resulting from
Accounting charges not deductible for tax purposes	7	23
Non‑deductible share‑based compensation	1,310	317
Share issue costs	(984)	(2,739)
Tax benefits of current period losses and other tax assets	12,715	16,829
Valuation allowance for prior year adjustment	108	77
Other	(12)	(21)
Income tax expense recovery reported in the consolidated statements of loss and comprehensive loss	$(17)	$(56)

The Company has incurred Canadian federal and provincial net operating losses (NOLs) from inception. As of December 31, 2020, the Company has NOL carry-forwards of approximately $123,494 and $122,756, respectively, for Canadian federal and Québec purposes, available to reduce future taxable income, which expire beginning in 2027 through 2040. The Company also has scientific research and experimental development expenditures of approximately $13,735 and $16,247, respectively, for Canadian federal and Québec income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company has incurred NOLs for U.S. tax purposes. As of December 31, 2020, the Company has carry-forwards of approximately $17,428 related to U.S. NOLs that may be carried forward indefinitely and are available to reduce future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets have not been recognized in these financial statements because the criteria for recognition of these assets were not met.

The Company’s deferred tax assets consist of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Net operating loss carry‑forwards	36,951	25,965
Tax basis of property and equipment in excess of carrying values	100	103
Federal SR&ED investment tax credits	496	535
Taxation of federal SR&ED investment tax credits	(132)	(142)
Research and development expenditures	3,929	2,686
Financing costs	2,583	2,103
Change in tax rates	25	5
Others	34	11
Total gross deferred tax assets	43,986	31,266
Valuation allowance	(43,986)	(31,266)
Net deferred tax assets	—	—

The Company files income tax returns in Canada and in the United States. The Company is subject to Canada Revenue Agency and Revenu Québec examination for fiscal years 2015 to 2020 due to unexpired statute of limitation periods and is subject to US Federal and state income tax examination for fiscal years 2017 to 2020.

10 Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts (expressed in thousands of US dollars) have been recorded as a reduction of research and development expenditures for an amount of $373 for the year ended December 31, 2020 [2019 - $392].

11 Commitments

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts. Therefore, as at December 31, 2020 there are no contractual commitments, except for office leases (note 4).

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

	2020	2019
Cash	$426	$149
Accounts payable and accrued liabilities	675	1,680
Net financial position exposure	$249	$1,531

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

The Company’s fair value hierarchy for all its financial assets (by major security type measured at fair value on a recurring basis) for the year ended December 31, 2020, the Company held a Guaranteed investment certificate at Level 1 with a fair value of $70. For the year ended December 31, 2019 is nil, as there was no financial instruments measured at fair value on a recurring basis as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15-d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2020, management assessed and management concluded the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the JOBS Act for smaller reporting companies.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Company-related activities. Our code of business conduct and ethics is available on our website at www.milestonepharma.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 103 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

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

4.2

Form of Pre-Funded Warrant to Purchase Common Shares (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020.

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on October 26, 2020.
4.4

Third Amended and Restated Registration Rights Agreement, by and among the Company and certain of its shareholders, dated October 15, 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).

4.5	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
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
10.9+

Amended and Restated Employment Agreement between Joseph Oliveto and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019), as amended by First Amendment to Amended and Restated Employment Agreement between Joseph Oliveto and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).

10.10+

Employment Agreement between Amit Hasija and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on September 9, 2019), as amended by First Amendment to Employment Agreement between Amit Hasija and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).

10.11+

Amended and Restated Employment Agreement between Francis Plat and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019), as amended by Amending Agreement between Francis Plat and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).

10.12+

Securities Purchase Agreement dated July 22, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020).

10.13+

Open Market Sale AgreementSM, dated July 29, 2020, by and between Milestone Pharmaceuticals Inc. and Jefferies LLC 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 29, 2020).

10.14+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
10.15+

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan

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

Milestone Pharmaceuticals Inc.

Dated: March 29, 2021	/s/ Joseph Oliveto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 29th of March 2021.

/s/ Joseph Oliveto	Chief Executive Officer
Joseph Oliveto	(principal executive officer)

/s/ Amit Hasija	Chief Financial Officer
Amit Hasija	(principal financial officer and principle accounting officer)

/s/ Robert J. Wills	Chairman of the Board
Robert Wills
/s/ Michael Tomsicek	Director
Michael Tomsicek
/s/ Paul Truex	Director
Paul Truex
/s/ Debra K. Liebert	Director
Debra K. Liebert
/s/ Richard Pasternak	Director
Richard Pasternak
/s/ Lisa M. Giles	Director
Lisa M. Giles