Form 10-Q
period 2021-03-31
Milestone Pharmaceuticals Inc.
filed 2021-05-17
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 29,846,000 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation with rapid ventricular rate, and of our research and development programs;
●	uncertain impacts that the COVID-19 pandemic may have on our business, strategy, clinical trial progress and research and development efforts;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to establish collaborations or obtain additional funding, including our proposed license agreement with Ji Xing Pharmaceuticals to develop and, if approved by regulatory authorities, commercialize etripamil in China and Taiwan;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

The foregoing list of risks is not exhaustive. Other sections of this Quarterly Report on Form 10-Q and the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$71,859	$72,310
Short-term investment (note 3)	58,000	70,000
Research and development tax credits receivable	816	725
Prepaid expenses	6,292	5,428
Other receivables	277	223
Total current assets	137,244	148,686
Operating lease right-of-use assets	914	980
Property and equipment	285	308
Total assets	$138,443	$149,974

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 4)	$5,564	$5,914
Current portion of operating lease liabilities	252	245
Total current liabilities	5,816	6,159
Operating lease liabilities	635	696
Total liabilities	6,451	6,855

Shareholders’ Equity (note 5)
Share capital
Common shares, no par value, unlimited shares authorized 29,846,000 shares issued and outstanding as of March 31, 2021, 29,827,997 shares issued and outstanding as of December 31, 2020	251,716	251,682
Pre-funded warrants - 11,417,034 issued and outstanding as of March 31, 2021 and as of December 31, 2020	48,007	48,007
Additional paid-in capital	9,883	8,530
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(175,980)	(163,466)

Total shareholders’ equity	131,992	143,119

Total liabilities and shareholders’ equity	$138,443	$149,974

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2021	2020
Operating expenses
Research and development, net of tax credits	$8,595	$11,872
General and administrative	2,633	2,703
Commercial	1,366	2,183

Loss from operations	$(12,594)	$(16,758)

Interest income, net of bank charges	80	415

Net loss and comprehensive loss for the period	$(12,514)	$(16,343)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	41,256,248	24,548,777

Net loss per share, basic and diluted (note 6)	$(0.30)	$(0.67)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(thousands of US dollars, except per share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2019	24,505,748	$226,245	—	$—	$3,805	$(1,634)	(113,499)	$114,917
Transactions in 2020
Net loss and comprehensive loss	—	—	—	—	—	—	(16,343)	(16,343)
Exercise of stock options (note 5)	53,722	133	—	—	(56)	—	—	77
Share-based compensation (note 5)	—	—	—	—	981	—	—	981
Balance as of March 31, 2020	24,559,470	$226,378	—	$—	$4,730	$(1,634)	$(129,842)	$99,632

Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions in 2021
Net loss and comprehensive loss	—	—	—	—	—	—	(12,514)	(12,514)
Exercise of stock options (note 5)	18,003	34	—	—	(15)	—	—	19
Share-based compensation (note 5)	—	—	—	—	1,368	—	—	1,368
Balance as of March 31, 2021	29,846,000	$251,716	11,417,034	$48,007	$9,883	$(1,634)	$(175,980)	$131,992

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Three months ended March 31,
	2021	2020
Cash flows from
Operating activities
Net loss for the period	$(12,514)	$(16,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	23	24
Share-based compensation expense (note 5)	1,368	981
Changes in operating assets and liabilities:
Other receivables	(54)	(1)
Research and development tax credits receivable	(91)	(106)
Prepaid expenses	(864)	280
Operating lease right of use asset, net	12	(87)
Accounts payable and accrued liabilities	(350)	(2,827)

Net cash used in operating activities	(12,470)	(18,079)

Investing Activities
Maturity of short-term investments	12,000	—

Cash used in investing activities	12,000	—

Financing activities
Issuance of common shares on exercise of share options (note 5)	19	77

Cash provided by financing activities	19	77

Net (decrease) in cash and cash equivalents during the period	(451)	(18,002)

Cash and cash equivalents – Beginning of period	72,310	119,818

Cash and cash equivalents – End of period	$71,859	$101,816

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1    Organization and nature of operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act of Québec. Milestone is focused on the development and commercialization of cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short-acting calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

2     Summary of significant accounting policies

a)  Basis of consolidation

The consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of presentation and use of accounting estimates

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with US GAAP have been omitted or condensed.  Accordingly, the unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2020.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of  March 31, 2021, and its statements of loss and comprehensive loss, shareholders’ equity and of cash flows for the three months ended March 31, 2021 and 2020.

The condensed consolidated balance sheet as of December 31, 2020, was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures required by accounting principles generally accepted in the United States of America.

These unaudited interim condensed consolidated financial statements are presented in US dollars, which is the Company’s functional currency.

The preparation of unaudited interim condensed consolidated financial statements with US GAAP requires the Company to make estimates and judgments that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, progress of activities performed by the CROs and CMOs which are used to calculate the research and development expense incurred, and share-based compensation. Accordingly, actual results may differ from those estimates and such differences may be material.

c) Significant Risks and Uncertainties

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

d) Sources of Liquidity and Funding Requirements

Since inception, the Company incurred significant operating losses. Prior to May 2019, the Company financed its operations primarily through sales of convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, the Company received net proceeds of $85.4 million from its Initial Public Offering (IPO). In July 2020, the Company received $24.8 million of net proceeds from the private placement of pre-funded warrants to existing shareholders. In October 2020, the Company concluded an offering of common shares and pre-funded warrants for net proceeds of $48.2 million.

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of March 31, 2021, the Company had cash, cash equivalents and short-term investments of $129.9 million and an accumulated deficit of $176.0 million.

3 Short-term investments

Short-term investments are comprised of term deposits issued in US currency. These short term investments are in scope of ASC 320, Investments - Debt Securities. The short term investments maturity is greater than 90 days but less than one year, they are classified as held to maturity, recorded as current assets and are accounted for at amortized cost.

4     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following:

	March 31, 2021	December 31, 2020
Trade accounts payable	$3,412	$4,641
Accrued research and development liabilities	982	152
Other accrued liabilities	654	164
Accrued compensation and benefits payable	516	957
	$5,564	$5,914

5      Shareholders’ equity

Authorized share capital

An unlimited number of common shares, voting and participating, without par value.

On January 1, 2021 the number of the Company’s common shares reserved for issuance under the Employee Stock Purchase Plans (ESPP) increased by 298,279 [2020 – 245,057].  As of March 31, 2021, there were 822,100 common shares available for issuance under the ESPP and no common shares have been issued.

During the three-month period ended March 31, 2021, the Company issued a total of 18,003 common shares [2020 –53,722] for a total cash consideration of $19 [2020 - $77] pursuant to the exercise of 18,003 stock options [2020 – 53,722] at an average exercise price of US$1.08 per option [2020 – US$1.44]. As a result, an amount of $15 [2020 - $56] previously included in additional paid-in capital related to the exercised options has been credited to share capital and deducted from additional paid-in capital.

Additional paid-in capital

	Three months ended March 31,
	2021	2020
Opening balance	$8,530	$3,805
Share-based compensation expense	1,368	981
Exercise of stock options	(15)	(56)
Closing balance	$9,883	$4,730

Share-based compensation

Under the Company’s 2019 Equity Incentive Plan (the 2019 Plan) and the Company’s Stock Option Plan (the 2011 Plan), unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

On January 1, 2021, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,193,119 [2020 - 980,229] common shares. In addition, 72,186 options have been forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of March 31, 2021, there were 4,562,467 [2020 - 3,316,239] shares available for issuance under the 2019 Plan, of which 992,327 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as at March 31 were as follows:

	2021				2020
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	2,080,087	2,080,087	$2.15	—	2,364,526	2,364,526	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	1,706,190	13.55	220,140	—	220,140	20.78
Granted - 2019 Plan	1,863,950	—	1,863,950	6.31	765,160	—	765,160	21.49
Exercised - 2011 Plan	—	(16,753)	(16,753)	0.88	—	(53,722)	(53,722)	1.44
Exercised - 2019 Plan	(1,250)	—	(1,250)	3.74	—	—	—	—
Forfeited - 2011 Plan	—	—	—	—	—	(4,978)	(4,978)	2.12
Forfeited - 2019 Plan	—	—	—	—	(2,750)	—	(2,750)	21.48
Outstanding at end of period	3,568,890	2,063,334	5,632,224	$6.99	982,550	2,305,826	3,288,376	$7.89
Outstanding at end of period - Weighted average exercise price	$9.77	$2.16			$21.33	$2.17
Exercisable at end of period	591,885	1,613,229	2,205,114	$4.86	5,660	1,327,637	1,333,297	$1.92
Exercisable at end of period - Weighted average exercise price	$12.55	$2.05			$18.43	$1.85

As of  March 31, 2021, the weighted average remaining contractual life was 8.4 for outstanding options [2020 – 8.2 years]. The weighted average remaining contractual life was 7.1 years for vested options [2020 – 7.0 years]. There were no options forfeited or cancelled for the three-month period ended March 31, 2021. There were 7,728 options forfeited and nil cancelled for the three-month period ended March 31, 2020.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity. The weighted average fair values of options granted in the three-month period ended March 31, 2021 was $4.79 per share [2020 - $15.19]. Share-based compensation expense recognized for the three-month period ended March 31, 2021 was $1,368 [2020 - $981].

As of March 31, 2021, there was $20,573 [2020 - $17,442] of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 3.1 years [2020 - 2.9 years].

The non-vested options as at March 31 were as follows:

	2021				2020
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	543,192	543,192	$1.81	—	1,152,300	1,152,300	$1.88
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	1,438,026	$10.28	218,975	—	218,975	$14
Granted - 2019 Plan	1,863,950	—	1,863,950	4.79	765,160	—	765,160	15.19
Vested, outstanding 2011 Plan	—	(93,087)	(93,087)	1.61	—	(169,133)	(169,133)	5.81
Vested, outstanding 2019 Plan	(324,971)	—	(324,971)	11.38	(4,495)	—	(4,495)	12.85
Forfeited - 2011 Plan	—	—	—	—	—	(4,978)	(4,978)	1.52
Forfeited - 2019 Plan	—	—	—	—	(2,750)	—	(2,750)	15.25
Non-vested share options at end of period	2,977,005	450,105	3,427,110	$6.08	976,890	978,189	1,955,079	$8.12
Non-vested share options at end of period - Weighted average fair value	$6.72	$1.85			$11.80	$1.21

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted for the three months ended March 31:

	2021	2020
Exercise price	$6.31	$21.41
Share price	$6.31	$21.41
Volatility	94%	82%
Risk-free interest rate	1.06%	1.60%
Expected life	6.10 years	6.24 years
Dividend	0%	0%

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

The Company recognized share-based compensation expense as follows for the three months ended March 31:

	2021	2020
Administration	$573	$399
Research and development	580	386
Commercial activities	215	196
	$1,368	$981

6     Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period. Share-based compensation options have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31 as they would be anti-dilutive:

	2021	2020
Share options	5,632,224	3,288,376

Amounts above reflect the common share equivalents of the noted instruments.

7     Subsequent events

On May 15, 2021, the Company signed an exclusive license and collaboration agreement with Ji Xing Pharmaceuticals (Ji Xing) , a company backed by RTW Investments, LP (“RTW”), to develop and, if approved by regulatory authorities, commercialize etripamil for PSVT and other indications in China and Taiwan (the Territory). Milestone will receive an upfront payment consisting of $15 million in cash and a $5 million equity investment by RTW. In addition, Milestone is eligible to receive milestone payments and royalties on future sales of etripamil in the Territory. Milestone will supply etripamil and delivery devices to Ji Xing. Ji Xing will be responsible for development and commercialization costs in the Territory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or SEC, on March 29, 2021. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil to treat paroxysmal supraventricular tachycardia, or PSVT, atrial fibrillation with rapid ventricular rate, or AFib-RVR, and other cardiovascular indications.

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

When employing the updated SAP retrospectively to the NODE-301 data, the analysis results in 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). We also discussed the clinical benefit of 54% conversion rate with the FDA. We believe, based on interactions with PSVT treating physicians and cardiovascular thought leaders, that a 50% conversion rate within 60 minutes is a clinically-meaningful outcome given the symptomatic nature of SVT episodes and the lack of approved at-home treatments.

Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID trial will allow for repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within ten minutes of the first study drug administration. This repeat dose regimen, which is similar to current PSVT treatment practices in the emergency department setting, is tailored to the pharmacokinetic profile of etripamil to deliver increased exposure over approximately the first 30 minutes following initial administration. We expect that the repeat administration could benefit a broader group of patients, including those with more persistent episodes.

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

We initiated the RAPID study in the second half of 2020 and enrolled the first new patient in November of 2020. In the fourth quarter of 2020, we took initiatives to increase the number of clinical trial sites in North America but also planned for more clinical sites in European countries to diversify and better protect the study recruitment against COVID’s geographical resurgences. We expect the majority of planned clinical trial sites in Europe will be initiated through the first three quarters of 2021. While our newly initiated clinical sites have provided benefits in enrollment, we believe the effects of the COVID-19 pandemic have impacted the study and in particular have made clinical trial site start-up and patient enrollment challenging and we expect such challenges to continue. In light of the continuing impact of the COVID-19 pandemic and our evaluation of the impact of our additional trial sites, we are revising our guidance and now expect topline data in the second half of 2022.

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

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. We originally designed this trial to enroll enough patients to collect data on 1,000 patients taking etripamil in an at-home setting. With the expanded size of the RAPID trial, we expect the size of the NODE-303 study to be reduced. We will determine a more accurate sizing of the trial following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which is required in the NODE-301 trial, and in a broad patient population including patients taking concomitant beta blockers and calcium channel blockers. In a manner similar to that used in starting NODE-303 based on safety data from the NODE-301 trial, we have engaged in discussion with the FDA about allowing the etripamil repeat dose regimen (70 mg etripamil administered ten minutes after the initial dose if symptoms persist), currently used in RAPID, to be offered in NODE-303. Based on a review of the RAPID test dose safety data available until March 2021, the FDA has agreed to allow future patients enrolled in NODE-303 to utilize the repeat dose regimen. We will implement the repeat dose regimen in NODE-303 in the United States and will seek regulatory approval to do the same in territories outside the United States where NODE-303 is also active.

We have initiated and continue to expand patient access programs that have as their primary objective providing further access to etripamil to patients who have participated in the clinical development registration trials to treat future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

Etripamil: Atrial Fibrillation with Rapid Ventricular Rate

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. We began enrollment in a Phase 2 proof-of-concept clinical trial, titled ReVeRA, in the first quarter of 2021 to evaluate the ability of etripamil to reduce ventricular rate in AFib-RVR episodes. The Phase 2 double blind, placebo controlled, proof-of-concept study is being conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, and is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect.The trial is being conducted in the hospital or emergency department setting under medical supervision. We anticipate reporting data from this study following disclosure of top line results of the RAPID trial.

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

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2021 and 2020, we recorded net losses of $12.5 million and $16.3 million, respectively. As of March 31, 2021, we had an accumulated deficit of $176.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $129.9 million of cash, cash equivalents and short-term investments at March 31, 2021.

Although we implemented certain cost-cutting measures in 2020, we nevertheless expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT and our Phase 2 proof-of-concept clinical trial of etripamil for the treatment of AFib-RVR;

●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;

●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation with rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;

●	maintain, protect and expand our intellectual property portfolio;

●	hire additional clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

COVID-19 Business Update

The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our global workforce is working remotely and this may adversely impact our business (see below for discussion on Clinical Development impacts). In addition, working at home policies could increase cybersecurity risk and communication disruptions. Governments have also implemented and continually adjusted restrictions as the spread and severity of the COVID-19 virus has impacted their territories. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. Since the filing of our Annual Report on Form 10-K, the COVID-19 pandemic continues to impact patient enrollment rates in our NODE-303 study. While COVID resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the NODE-303 average overall enrollment rate has stabilized over the first quarter of 2021. The COVID-19 pandemic has delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions have prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials. It has also delayed the initiation of enrollment for our ReVeRA trial of etripamil for AFib-RVR due to closures of clinical sites. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopenings stall or are limited due to continued spread of COVID-19, including variants, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

We expect that our current operating plan and existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and we do not envision any events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

During the first quarter of 2021, we continued to focus our efforts on the development of etripamil PSVT program, and have expanded our development activities with respect to our etripamil AFib-RVR program. Our operating plan may further change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Furthermore, the COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. It is not possible to reliably estimate the length and severity of this disruption. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate to increase for initiation of the ReVeRA clinical trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses.

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2021 and 2020, respectively.

	Three months ended March 31,
(in thousands)	2021	2020
Clinical and pre-clinical	$6,789	$9,711
Drug manufacturing and formulation	1,416	1,624
Regulatory and other costs	481	643
Less: investment tax credits	(91)	(106)
Total research and development expenses	$8,595	$11,872

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

Commercial Expenses

Commercial expenses consist primarily of personnel and related compensation costs, market and health economic research, and market development activities for PSVT and, to a much lesser extent, atrial fibrillation with rapid ventricular rate. The focus of these expenses is three-fold: first, we want to leverage rigorous primary and secondary research to fully understand our target disease states from the perspective of the patient, healthcare provider, and payer; second, we want to understand and document the burden of disease posed by PSVT and AFib-RVR from an epidemiology, healthcare resource use, and cost perspective; and third, we want to engage our target patient, physician, and payer stakeholders with evidence-based and compliant educational materials that serve to increase the awareness and understanding of the impact of PSVT and AFib-RVR on patients and the overall healthcare system.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations and changes:

	Three months ended
	March 31,
(in thousands)	2021	2020	$Change	% Change
Operating expenses
Research and development, net of tax credits	$8,595	$11,872	$(3,277)	(27.6)%
General and administrative	2,633	2,703	(70)	(2.6)%
Commercial	1,366	2,183	(817)	(37.4)%
Total operating expenses	12,594	16,758	(4,164)	(24.9)%
Loss from operations	(12,594)	(16,758)	4,164	(24.9)%
Interest income, net of bank charges	80	415	(335)	(80.7)%
Net loss and comprehensive loss	$(12,514)	$(16,343)	$3,829	(23.4)%

Research and Development Expenses

Research and development, or R&D, expenses decreased by $3.3 million, or 28%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  Spending during both periods was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. We spent $5.1 million on these programs in the first quarter of 2021 and recorded $3.6 million of R&D and personnel related costs, including non-cash compensation costs related to share-based compensation expense. During the same period of 2020, we recorded expenses of $7.8 million for the efficacy trial in etripamil for the treatment of PSVT and recorded $4.2 million of R&D and personnel related costs.We also recognized $0.1 million of reimbursable R&D investment tax credits provided by the provincial government of Québec in the three-month periods ended March 31, 2021 and 2020.  Tax credits are recorded as a reduction of our R&D expenses.

General and Administrative Expenses

General and administrative expenses were relatively stable and decreased by $70,000, or 3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Commercial Expenses

Commercial expenses decreased by $0.8 million, or 37%, for the three months ended March 31, 2021 when compared to the same period in 2020. We reduced operating expenses in the second quarter of 2020 in order to focus our efforts on an optimized clinical development pathway for etripamil. The cuts primarily affected pre-commercialization activities.

Interest Income, Net

Interest income, net of bank charges was $0.1 million and $0.4 million for the three-month periods ended March 31, 2021 and 2020, respectively. The reduction in interest income is due to lower interest rates earned on investments in 2021 when compared to 2020.

Net Loss

For the foregoing reasons, we had net losses of $12.5 million and $16.3 million for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the IPO, we financed our operations primarily through sales of our convertible preferred shares to accredited investors generating net proceeds of $138.8 million. In May 2019, we received net proceeds of $85.4 million from the IPO.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate continuing to incur losses for at least the next several years. As of March 31, 2021, we had cash, cash equivalents and short-term investments of $129.9 million and an accumulated deficit of $176.0 million.

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

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents, short-term investments and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. Based on our cash, cash equivalents and short-term-investments as of March 31, 2021, including the upfront payment from Ji Xing and proceeds from the equity investment from RTW, we expect to be able to support our ongoing operations into mid-2023.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. We expect to incur an increase in general and administrative expenses, and a continued increase in expenses related to commercial activities in 2021 as we focus our efforts on the clinical pathway and potential commercialization of etripamil. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in PSVT, AFib-RVR and other cardiovascular indications;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish collaborations on favorable terms, if at all;
●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of etripamil and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(12,470)	(18,079)	5,609	(31.02)%
Investing activities	12,000	—	12,000	—%
Financing activities	19	77	(58)	(75.32)%
Net increase (decrease) in cash and cash equivalents during the period	(451)	(18,002)	17,551

Operating Activities

In the three months ended March 31, 2021, we used $12.5 million of cash in operating activities, which consisted of a net loss of $12.5 million and a net change of $1.4 million in our net operating liabilities and non-cash charges of $1.4 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $0.4 million for accounts payable and accrued liabilities and an increase of $0.9 million for prepaid expenses.

In the three months ended March 31, 2020, we used $18.1 million of cash in operating activities, which consisted of a net loss of $16.3 million and a net change of $2.7 million in our net operating liabilities and non-cash charges of $1.0 million. The non-cash charges primarily consist of share-based compensation expense for grants to employees. The change in our net operating assets and liabilities was due to a decrease of $2.8 million for accounts payable and accrued liabilities.

Investing Activities

In the three months ended March 31, 2021, we received $12.0 million of cash from maturities. In the same period in 2020, there were no investing activities.

Financing Activities

In the three months ended March 31, 2021 and 2020, our financing activities provided $19 thousand and $77 thousand, respectively, which consisted of proceeds from the exercise of share options.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as at March 31, 2021, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, for a discussion of recent accounting pronouncements and to the notes to our audited consolidated financial statements as at December 31, 2020 appearing in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $129.9 million as of March 31, 2021, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2021, our net monetary exposure denominated in Canadian dollars was $0.4 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
10.1+	The Non-employee Director Compensation Policy, as amended.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MILESTONE PHARMACEUTICALS INC.

Date: May 17, 2021	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)