Form 10-Q
period 2021-06-30
Milestone Pharmaceuticals Inc.
filed 2021-08-11
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9th, 2021, the registrant had 29,846,000 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation with rapid ventricular rate, and of our research and development programs;
●	uncertain impacts that the COVID-19 pandemic may have on our business, strategy, clinical trial progress and research and development efforts;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China and Taiwan through our license agreement with Ji Xing Pharmaceuticals;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$97,794	$72,310
Short-term investment (note 4)	38,000	70,000
Research and development tax credits receivable	903	725
Prepaid expenses	7,447	5,428
Other receivables	242	223
Total current assets	144,386	148,686
Operating lease right-of-use assets	847	980
Property and equipment	262	308
Total assets	$145,495	$149,974

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 5)	$5,069	$5,914
Current portion of operating lease liabilities	259	245
Total current liabilities	5,328	6,159
Operating lease liabilities	573	696
Total liabilities	5,901	6,855

Shareholders’ Equity (note 6)
Share capital
Common shares, no par value, unlimited shares authorized 29,846,000 shares issued and outstanding as of June 30, 2021, 29,827,997 shares issued and outstanding as of December 31, 2020	251,716	251,682
Pre-funded warrants - 12,327,780 issued and outstanding as of June 30, 2021 and 11,417,034 as of December 31, 2020	52,927	48,007
Additional paid-in capital	11,795	8,530
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(175,210)	(163,466)

Total shareholders’ equity	139,594	143,119

Total liabilities and shareholders’ equity	$145,495	$149,974

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Collaboration revenue (note 3)	$15,000	$—	$15,000	$—

Operating expenses
Research and development, net of tax credits	$9,427	$8,622	$18,022	$20,493
General and administrative	3,018	2,956	5,651	5,659
Commercial	1,843	1,527	3,209	3,710

Income (Loss) from operations	$712	$(13,105)	$(11,882)	$(29,862)

Interest income, net of bank charges	58	126	138	540

Net income (loss) for the period	$770	$(12,979)	$(11,744)	$(29,322)

Weighted average number of shares and pre-funded warrants outstanding, basic	41,673,370	24,628,049	41,465,961	24,588,413

Net income (loss) per share, basic (note 8)	$0.02	$(0.53)	$(0.28)	$(1.20)

Weighted average number of shares and pre-funded warrants outstanding, diluted	44,530,121	24,628,049	41,465,961	24,588,413

Net income (loss) per share, diluted (note 8)	$0.02	$(0.53)	$(0.28)	$(1.20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(thousands of US dollars, except per share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2019	24,505,748	$226,245	—	$—	$3,805	$(1,634)	$(113,499)	$114,917
Transactions in three-month period ended March 31, 2020
Net loss	—	—	—	—	—	—	(16,343)	(16,343)
Exercise of stock options (note 7)	53,722	133	—	—	(56)	—	—	77
Share-based compensation (note 7)	—	—	—	—	981	—	—	981
Balance as of March 31, 2020	24,559,470	$226,378	—	$—	$4,730	$(1,634)	$(129,842)	$99,632
Transactions in three-month period ended June 30, 2020
Net loss	—	—	—	—	—	—	(12,979)	(12,979)
Exercise of stock options (note 7)	133,483	298	—	—	(126)	—	—	172
Share-based compensation (note 7)	—	—	—	—	1,191	—	—	1,191
Balance as of June 30, 2020	24,692,953	$226,676	—	$—	$5,795	$(1,634)	$(142,821)	$88,016

Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions in three-month period ended March 31, 2021
Net loss	—	—	—	—	—	—	(12,514)	(12,514)
Exercise of stock options (note 7)	18,003	34	—	—	(15)	—	—	19
Share-based compensation (note 7)	—	—	—	—	1,368	—	—	1,368
Balance as of March 31, 2021	29,846,000	$251,716	11,417,034	$48,007	$9,883	$(1,634)	$(175,980)	$131,992
Transactions in three-month period ended June 30, 2021
Net income	—	—	—	—	—	—	770	770
Private Placement (note 7)	—	—	910,746	4,920	—	—	—	4,920
Share-based compensation (note 7)	—	—	—	—	1,912	—	—	1,912
Balance as of June 30, 2021	29,846,000	$251,716	12,327,780	$52,927	$11,795	$(1,634)	$(175,210)	$139,594

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands of US dollars)

	Six months ended June 30,
	2021	2020
Cash flows from
Operating activities
Net loss for the period	$(11,744)	$(29,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	46	49
Share-based compensation expense (note 7)	3,280	2,172
Changes in operating assets and liabilities:
Other receivables	(19)	(60)
Research and development tax credits receivable	(178)	48
Prepaid expenses	(2,019)	(4,287)
Operating lease right of use asset, net	24	(78)
Accounts payable and accrued liabilities	(845)	(3,163)

Net cash used in operating activities	(11,455)	(34,641)

Investing Activities
Acquisition of short-term investments	—	(32,000)
Redemption of short-term investments	32,000	—

Cash provided by (used in) investing activities	32,000	(32,000)

Financing activities
Issuance of common shares on exercise of share options (note 7)	19	249
Net proceeds from issuance of pre-funded warrants in a private placement (note 6)	4,920	—

Cash provided by financing activities	4,939	249

Net increase (decrease) in cash and cash equivalents during the period	25,484	(66,392)

Cash and cash equivalents – Beginning of period	72,310	119,818

Cash and cash equivalents – End of period	$97,794	$53,426

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

b)  Basis of presentation and use of accounting estimates and significant accounting policies

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of June 30, 2021, and its statements of income (loss), shareholders’ equity for the three and six months ended June 30, 2021 and 2020 and its statement of cash flows for the six months ended June 30, 2021.

The condensed consolidated balance sheet as of December 31, 2020, was derived from audited annual consolidated financial statements, but does not contain all the footnote disclosures required by accounting principles generally accepted in the United States of America.

These unaudited interim condensed consolidated financial statements are presented in US dollars, which is the Company’s functional currency.

The preparation of unaudited interim condensed consolidated financial statements with US GAAP requires the Company to make estimates and judgments that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, progress of activities performed by the Contract Resource Organizations (CROs) and Contract Manufacturing Organizations (CMOs) which are used to calculate the research and development expense incurred, and share-based compensation. Accordingly, actual results may differ from those estimates and such differences may be material.

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There has been no material change to the significant accounting policies during the six months ended June 30, 2021, except for the addition of the new policies described below.

Collaborative Arrangements

The Company considers the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity, the Company accounts for such an arrangement as a collaborative arrangement under Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808), which  requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of comprehensive income (loss) on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of comprehensive income (loss) based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the consolidated statements of income (loss) classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. If the Company concludes that it has a customer relationship with one of its collaborators, the Company follows the guidance in Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606).

Please refer to note 3, “Collaboration Revenue” for additional details regarding the Company’s License and Collaboration Agreement (the License Agreement) with Ji Xing Pharmaceuticals, Limited (Ji Xing).

Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. The Company evaluates all promised goods and services within a customer contract and determines which of such goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. In assessing whether promised goods or services in licensing arrangements are distinct, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available. Licensing arrangements are analyzed to determine whether the promised goods or services, which often include licenses, research and development services and governance committee services, are distinct or whether they must be accounted for as part of a combined performance obligation. If the license is considered not to be distinct, the license would then be combined with other promised goods or services as a combined performance obligation. If the Company is involved in a governance committee, it assesses whether its involvement constitutes a separate performance obligation. When governance committee services are determined to be separate performance obligations, the Company determines the fair value to be allocated to this promised service. Certain contracts contain optional and additional items, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract. An option that is considered a material right is accounted for as a separate performance obligation. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. A contract may contain variable consideration, including potential payments for both milestone and research and development services. For certain potential milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. In making this assessment, the Company evaluates factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period the Company re-evaluates the probability of achievement of such variable consideration and any related constraints. Milestone will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price among the performance obligations on a relative standalone selling price basis unless a portion of the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation.

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amount the Company would expect to receive for each performance obligation.

When a performance obligation is satisfied, revenue is recognized for the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation on a relative standalone selling price basis. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non- refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

c) Significant Risks and Uncertainties

The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. With the global spread of the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for its clinical programs. The extent to which the COVID-19 pandemic continues to impact its business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common shares will depend on future developments that remain highly uncertain and cannot be predicted with confidence at this time, such as the evolution of new variants, the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

d) Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

e) Sources of Liquidity and Funding Requirements

On May 15, 2021, the Company entered into the License Agreement with Ji Xing, which is an entity affiliated with RTW Investments, LP, (RTW) a beneficial owner of approximately 14% of the Company’s common shares. Under the License Agreement, the Company granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver the Company’s proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the following territories: People’s Republic of China, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). Ji Xing will be responsible for development and regulatory activities in the Territory, and the Company will remain responsible for certain manufacturing activities in the Territory, subject to the supply agreement subsequently entered into by the Company and Ji Xing as contemplated by the License Agreement (the Supply Agreement). The Company received a non-refundable upfront cash payment of $15 million (see note 3) and the right to future payments of up to $107.5 million in total development and sales milestone payments. In addition, the Company is entitled to receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

The Company has incurred operating losses in all periods except the three months ended June 30, 2021 and has experienced negative operating cash flows since its inception with the exception of the three months ended June 30, 2021 and anticipates to continue to incur losses for at least the next several years. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $135.8 million and an accumulated deficit of $175.2 million.

3 Collaboration revenue

General

To date, the Company has not generated revenue from product sales. During the quarter ended June 30, 2021, the Company recognized collaboration revenue of $15 million, in the form of a non-refundable upfront cash payment in connection with the License Agreement, explained in more detail below.

Under the License Agreement, the Company could receive the following potential milestone payments in addition to the $15 million recognized during the second quarter of 2021:

	Development Milestones	Sales Milestones
Ji Xing License and Collaboration Agreement	$15,500	$92,000
Total Potential Milestone Payments	$15,500	$92,000

Strategic Partnerships

Ji Xing

Pursuant to the License Agreement, the Company granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver the Company’s proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the Territory.

Ji Xing will be responsible for development and regulatory activities in the Territory, and the Company will remain responsible for certain manufacturing activities in the Territory, subject to the Supply Agreement.

Milestone received a non-refundable upfront cash payment consisting of $15 million, and the right to receive up to $107.5 million in future milestone payments and royalties on any sales of etripamil in the Territory.

The Company has determined that the License Agreement is within the scope of ASC 808 as the Company and Ji Xing are both active participants in the development and manufacturing activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. Further, Milestone determined that Ji Xing is not a customer for goods or services resulting from ordinary activities of the Company. The Company has concluded that the License Agreement is within the scope of ASC 808, which defines collaborative arrangements and addresses the presentation of the transactions between the two parties in the income statement and related disclosures. However, ASC 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company has concluded that ASC 606, Revenue from Contracts with Customers, should be applied by analogy.

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined that the license granted was a separate performance obligation as Ji Xing can benefit from the license granted on its own after the transfer of the license, as it does not require any significant development, regulatory or commercialization activities from Milestone. Ji Xing is responsible for all development, regulatory and commercialization activities in the Territory, including the performance of clinical trials necessary for regulatory approval, and is responsible for all such related costs. Supply of the product can be provided by another entity, as Milestone currently uses a CMO for the production of etripamil without subsequent significant modification or customization by the Company, therefore the Company determined the obligation to supply product is a separate and distinct obligation. The Company concluded that the obligation for participation on the various governance committees was distinct as the services could be performed by an outside party, however it was determined to be immaterial after estimating the stand alone cost compared to the License Agreement as a whole. As a result, the Company concluded there were two material and distinct performance obligations to account for under ASC 606 at the inception of the License Agreement.

The Company determined that the transaction price consists of the $15 million non-refundable upfront cash payment and the constrained variable consideration of the development milestone payments. As the development milestones are contingent on occurrences out of the direct control of the Company, the estimate of the variable consideration is $0. Variable constraint does not apply to sales- or usage-based royalties derived from the licensing of Intellectual property; rather, consideration from such royalties is only recognized as revenue at the later of when the performance obligation is satisfied or when the uncertainty is resolved (e.g., when subsequent sales or usage occurs), therefore the sales and royalty milestones are not included in the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. As of June 30, 2021, the Company has recognized the non-refundable upfront payment as collaboration revenue, for the reasons described in the preceding paragraph.

In conjunction with the License Agreement, Ji Xing acquired $5 million of pre-funded warrants (see note 6). The Company evaluated whether this equity investment should be considered a component of the ASC 606 transaction price, and concluded that the fair value of the shares on a per share basis was equal to the fair value of the shares underlying the warrant, therefore there was no premium paid for the shares and was not included in the transaction price. The Company accounted for the pre-funded warrants as equity and included in earnings per share in the accompanying financial statements. See note 6 for additional details.

For Ji Xing’s subsequent purchases of product pursuant to the Supply Agreement, each order will be accounted for as a separate purchase and the order price will be allocated to the products based on the standalone selling price of the products. Under this methodology, the order price will be allocated to the single performance obligation to supply the products. As Milestone has not previously licensed a product for a territory, the residual approach was used  by  deducting the estimated stand-alone selling price of the other obligations from the total transaction price to determine the stand-alone selling price of the remaining goods and services, which consisted of the transfer of intellectual property pursuant to the license. Therefore, the remaining transaction price of $15 million was allocated to the technology transfer and recognized at a point in time when the technology has been transferred.  The technology transfer was completed on June 22, 2021, and the $15 million was recognized at that point in time as collaboration revenue in the related statement of comprehensive income (loss).

4 Short-term investments

Short-term investments are comprised of term deposits issued in US currency. These short-term investments are in scope of ASC 320, Investments - Debt Securities, since the short-term investments maturity is greater than 90 days but less than one year, they are classified as held to maturity, recorded as current assets and are accounted for at amortized cost.

5     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2021	December 31, 2020
Trade accounts payable	$3,880	$4,641
Accrued research and development liabilities	101	152
Other accrued liabilities	348	164
Accrued compensation and benefits payable	740	957
	$5,069	$5,914

6      Shareholders’ equity

Authorized share capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 29,846,000 shares were issued and outstanding as of June 30, 2021.

As of June 30, 2021, there were 822,100 common shares available for issuance under the Employee Stock Purchase Plans and no common shares have been issued under such plan.

Additional paid-in capital

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Opening balance	$9,883	$4,730	$8,530	$3,805
Share-based compensation expense	1,912	1191	3,280	2,172
Exercise of stock options	—	(126)	(15)	(182)
Closing balance	$11,795	$5,795	$11,795	$5,795

Pre-funded warrants

On May 15, 2021, the Company entered into a securities purchase agreement to sell and issue in a private placement pre-funded warrants to purchase up to 910,746 of the Company’s common shares, at a purchase price of $5.48 per pre-funded warrant pursuant to the License Agreement for aggregate net proceeds of $4.9 million (the Private Placement).  The Private Placement closed on May 21, 2021. Each pre-funded warrant is exercisable for one of the Company’s common shares at an exercise price of $0.01 per share, has no expiration date, and is immediately exercisable, subject to certain beneficial ownership limitations. The pre-funded warrants are classified and accounted for as equity.

7      Shareholders’ equity

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

On January 1, 2021, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,193,119 common shares. In addition, 72,186 options have been forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of June 30, 2021, there were 4,566,467 shares available for issuance under the 2019 Plan, of which 805,027 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as of June 30 were as follows:

	2021				2020
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	2,080,087	2,080,087	$2.15	—	2,364,526	2,364,526	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	1,706,190	13.55	220,140	—	220,140	20.78
Granted - 2019 Plan	2,055,250	—	2,055,250	6.24	1,474,460	—	1,474,460	12.91
Exercised - 2011 Plan	—	(16,753)	(16,753)	0.88	—	(187,205)	(187,205)	1.33
Exercised - 2019 Plan	(1,250)	—	(1,250)	3.74	—	—	—	—
Forfeited - 2011 Plan	—	—	—	—	—	(28,478)	(28,478)	2.57
Forfeited - 2019 Plan	(1,167)	—	(1,167)	21.48	(16,910)	—	(16,910)	21.44
Cancelled - 2019 Plan	(2,833)	—	(2,833)	21.48	—	—	—	—
Outstanding at end of period	3,756,190	2,063,334	5,819,524	$6.93	1,677,690	2,148,843	3,826,533	$7.34
Outstanding at end of period - Weighted average exercise price	$9.55	$2.16			$13.89	$2.22
Exercisable at end of period	750,626	1,706,309	2,456,935	$5.12	44,124	1,363,103	1,407,227	$2.11
Exercisable at end of period - Weighted average exercise price	$12.07	$2.06			$7.46	$1.94

The weighted average remaining contractual life was 8.3 and 8.4 years for outstanding options as of June 30, 2021 and 2020, respectively. The weighted average remaining contractual life was 7.0 and 7.2 years for vested options, as of June 30, 2021 and 2020, respectively.

There was $19,381 and $18,873 total unrecognized compensation cost related to non-vested share options as of June 30, 2021 and 2020, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.8 years and 2.5 years as of June 30, 2021 and 2020, respectively.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of June 30 were as follows:

	2021				2020
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	543,192	543,192	$1.81	—	1,152,300	1,152,300	$1.88
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	1,438,026	$10.28	218,975	—	218,975	$14.44
Granted - 2019 Plan	2,055,250	—	2,055,250	4.72	1,474,460	—	1,474,460	7.88
Vested, outstanding 2011 Plan	—	(186,167)	(186,167)	1.61	—	(338,082)	(338,082)	2.23
Vested, outstanding 2019 Plan	(484,879)	—	(484,879)	10.04	(42,959)	—	(42,959)	4.98
Forfeited - 2011 Plan	—	—	—	—	—	(28,478)	(28,478)	1.84
Forfeited - 2019 Plan	(2,833)	—	(2,833)	15.25	(16,910)	—	(16,910)	15.16
Non-vested share options at end of period	3,005,564	357,025	3,362,589	$6.02	1,633,566	785,740	2,419,306	$6.48
Non-vested share options at end of period - Weighted average fair value	$6.51	$1.91			$6.83	$1.74

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Exercise price	$5.56	$3.74	$6.24	$12.91
Share price	$5.56	$3.74	$6.24	$12.91
Volatility	92%	87%	94%	84%
Risk-free interest rate	0.86%	0.47%	1.04%	1.06%
Expected life	5.32	5.51	6.01	5.89
Dividend	0%	0%	0%	0%

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

The Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Administration	$750	$516	$1,323	$915
Research and development	825	456	1,405	842
Commercial activities	337	219	552	415
	$1,912	$1,191	$3,280	$2,172

8     Net income (loss) per share

Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the three months ended June 30, 2021 the Company was in a net income position, therefore diluted net income per common share includes dilutive securities. Dilutive net income per common share is determined by dividing net income applicable to common shareholders by the weighted average number of common shares, shares issuable on exercise of pre-funded warrants outstanding during the period and the shares issuable on exercise of options outstanding and in the money during the period. The dilutive securities consisted of 2,856,751 share-based compensation options which were outstanding and in the money.

For the for three months ended June 30, 2020 and the six months ended June 30, 2021 and 2020, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares three months ended June 30, 2020 and the six months ended June 30, 2021 and 2020 outstanding as of June 30 as they would be anti-dilutive:

	2021	2020
Share options	5,819,524	3,826,533

Amounts above reflect the common share equivalents of the noted instruments.

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

We initiated the RAPID study in the second half of 2020 and enrolled the first new patient in November of 2020. In the fourth quarter of 2020, we took initiatives to increase the number of clinical trial sites in North America but also planned for more clinical sites in European countries to diversify and better protect the study recruitment against COVID’s geographical resurgences. We expect the majority of planned clinical trial sites in Europe will be initiated through the first three quarters of 2021. We continue to monitor enrollment as well as new clinical site activations and expect to report topline data in the second half of 2022.

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

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. We originally designed this trial to enroll enough patients to collect data on 1,000 patients taking etripamil in an at-home setting. With the expanded size of the RAPID trial, we expect the size of the NODE-303 study to be reduced. We will determine a more accurate sizing of the trial following future discussions with the FDA and other regulatory authorities. Based on a review of the NODE-301 safety data available in June 2019, the FDA and multiple European and Latin American regulatory authorities agreed to allow patient enrollment in NODE-303 without an in-office safety test dose, which is required in the NODE-301 trial, and in a broad patient population including patients taking concomitant beta blockers and calcium channel blockers. In a manner similar to that used in starting NODE-303 based on safety data from the NODE-301 trial, we have engaged in discussion with the FDA about introducing, in NODE-303, the etripamil repeat dose regimen (70 mg etripamil administered ten minutes after the initial dose if symptoms persist) currently used in RAPID. Based on a review of the RAPID safety data available until March 2021, the FDA has agreed to allow future patients enrolled in NODE-303 to utilize the repeat dose regimen. We are in the process of implementing the repeat dose regimen in the study.

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

While we had net income of $0.8 million in the three months ended June 30, 2021, due to the receipt of a $15 million upfront payment under our License and Collaboration Agreement, or the License Agreement, with Ji Xing Pharmaceuticals, Limited, or Ji Xing, we have incurred significant operating losses since our inception, including a net loss of $11.7 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $175.2 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $135.8 million of cash, cash equivalents and short-term investments at June 30, 2021.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities, as well as completion of milestones related to the License Agreement. We expect our expenses will increase substantially over time as we:

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

COVID-19 Business Update

The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our global workforce is utilizing a hybrid remote and office based model and this adjustment may adversely impact our business (see below for discussion on Clinical Development impacts). In addition, working at home policies could increase cybersecurity risk and communication disruptions. Governments have also implemented and continually adjusted restrictions as the spread and severity of the COVID-19 virus has impacted their territories. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. Since the filing of our Annual Report on Form 10-K, the COVID-19 pandemic continues to impact patient enrollment rates in our NODE-303 study. While COVID resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the NODE-303 average overall enrollment rate has stabilized over the first half of 2021. The COVID-19 pandemic has delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions have prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials. It has also delayed the initiation of enrollment for our ReVeRA trial of etripamil for AFib-RVR due to closures of clinical sites. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopenings stall or are limited due to continued spread of COVID-19, including variants, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

On May 15, 2021, we entered into the License Agreement with Ji Xing Pharmaceuticals, Limited, or Ji Xing, which is an entity affiliated with RTW Investments, LP, or RTW, a beneficial owner of approximately 14% of our common shares. Under the Agreement, that we granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver our proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans, or the Field, in the following territories: People’s Republic of China, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan, or the Territory. Ji Xing will be responsible for development and regulatory activities in the Territory, and we will remain responsible for certain manufacturing activities in the Territory, subject to our and Ji Xing’s entry into a supply agreement as contemplated by the License Agreement.

We and Ji Xing have established a Joint Steering Committee to review and discuss the overall strategy for the development and commercialization of the licensed products in the Field in the Territory, provide a forum for the discussion and coordination of the activities under the License Agreement, direct and oversee the operation of other joint subcommittees established pursuant to the License Agreement, and perform such other functions as expressly set forth in the License Agreement or allocated to it by the parties’ written agreement.

We received an upfront cash payment of $15 million and in the future could receive up to $107.5 million in total development and sales milestone payments. In addition, we will receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

We expect that our current operating plan and existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and we do not envision any events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months.

During the second quarter of 2021, we continued to focus our efforts on the development of etripamil PSVT program, and have expanded our development activities with respect to our etripamil AFib-RVR program. The collaboration and licensing agreement described above will allow us to further expand the etripamil PSVT program. Our operating plan may further change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Furthermore, the COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. It is not possible to reliably estimate the length and severity of this disruption. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues for the current year are from the license and collaboration agreement with Ji Xing and are comprised of upfront payments. For additional information about our revenue recognition policy, see “Note 2— Summary of Significant Accounting Policies.”

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate to increase for initiation of the ReVeRA clinical trial as we continue to expand this trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses.

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

Commercial Expenses

Commercial expenses consist primarily of personnel and related compensation costs, market and health economic research, and market development activities for PSVT and, to a lesser extent, AFib-RVR. The focus of these expenses is three-fold: first, we want to leverage rigorous primary and secondary research to fully understand our target disease states from the perspective of the patient, healthcare provider, and payer; second, we want to understand and document the burden of disease posed by PSVT and AFib-RVR from an epidemiology, healthcare resource use, and cost perspective; and third, we want to engage our target patient, physician, and payer stakeholders with evidence-based and compliant educational materials that serve to increase the awareness and understanding of the impact of PSVT and AFib-RVR on patients and the overall healthcare system.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations and changes:

	Three months ended
	June 30,
(in thousands)	2021	2020	$Change	% Change

Collaboration revenue	$15,000	—	$15,000	100.0%

Operating expenses
Research and development, net of tax credits	$9,427	$8,622	$805	9.3%
General and administrative	3,018	2,956	62	2.1%
Commercial	1,843	1,527	316	20.7%
Total operating expenses	14,288	13,105	1,183	9.0%
Income (Loss) from operations	712	(13,105)	13,817	(105.4)%
Interest income, net of bank charges	58	126	(68)	(54.0)%
Net income (loss) and comprehensive income (loss)	$770	$(12,979)	$13,749	(105.9)%

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations and changes:

	Six months ended
	June 30,
(in thousands)	2021	2020	$Change	% Change

Collaboration revenue	$15,000	—	$15,000	100.0%

Operating expenses
Research and development, net of tax credits	$18,022	$20,493	$(2,471)	(12.1)%
General and administrative	5,651	5,659	(8)	(0.1)%
Commercial	3,209	3,710	(501)	(13.5)%
Total operating expenses	26,882	29,862	(2,980)	(10.0)%
Income (Loss) from operations	(11,882)	(29,862)	17,980	(60.2)%
Interest income, net of bank charges	138	540	(402)	(74.4)%
Net income (loss) and comprehensive income (loss)	$(11,744)	$(29,322)	$17,578	(60.0)%

Collaboration Revenue

We generated revenue of $15 million from upfront payments under the License Agreement during the three months and six months ended June 30, 2021.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2021 and 2020, respectively.

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
(in thousands)	2021	2020			2021	2020
Clinical	$7,677	$6,911	$766	11.1%	$14,466	$16,620	$(2,154)	(13.0)%
Drug manufacturing and formulation	1,237	1,117	120	10.7%	2,653	2,741	(88)	(3.2)%
Regulatory and other costs	600	667	(67)	(10.0)%	1,081	1,310	(229)	(17.5)%
Less: investment tax credits	(87)	(73)	(14)	19.2%	(178)	(178)	—	0.0%
Total R&D expenses	$9,427	$8,622	$805	9.3%	$18,022	$20,493	$(2,471)	(12.1)%

Research and development expenses increased by $0.8 million, or 9.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The variance is mainly due to the increase in clinical expense of $0.8 million. Spending during both periods in 2021 and 2020 was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT with the majority of the increase in the three months ended June 30, 2021 compared to the same period in 2020 related to clinical personnel related costs. The increase in clinical personnel cost is related to increased share-based compensation expense due to new grants to clinical employees in the three months ended June 30, 2021 at higher black-scholes valuations resulting from the increase in the Company’s stock price compared to prior periods.

Research and development expenses decreased by $2.5 million, or 12.1% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The variance is mainly due to the decrease in clinical expense of $2.2 million. Spending during both periods in 2021 and 2020 was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT with the majority of the decrease due to the fact that the first quarter of 2020 included additional costs related to the effort to complete the first part of the NODE-301 trial. The decrease in clinical trial expense for the six months ended June 30, 2021 compared to the same period in 2020 was partially offset by an increase of $0.5 million in clinical personnel related costs, including non-cash compensation costs related to share-based compensation expense. The increase in clinical personnel cost is related to increased share-based compensation expense due to new grants to clinical employees in 2021 at higher black-scholes valuations resulting from the increase in the Company’s stock price compared to prior periods.

General and Administrative Expenses

General and administrative expenses were relatively stable and decreased by $62 thousand, or 2.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Similarly, general and administrative expenses were relatively stable and decreased by $8 thousand, or 0.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Commercial Expenses

Commercial expenses increased by $0.3 million, or 20.7%, for the three months ended June 31, 2021 compared the same period in 2020. During the second quarter of 2020, we reduced commercial costs in order to focus our efforts on an optimized clinical development pathway for etripamil after we issued topline results of the first part of the NODE-301 in March 2020. During the three months ended June 30, 2021, we increased our investment in commercialization activities resulting in higher expenses when compared to the period in 2020.

Commercial expenses decreased by $0.5 million, or 13.5%, for the six months ended June 31, 2020, compared the same period in 2020. This decrease is mostly due to the fact that spending before we issued topline results of the first part of the NODE-301 in March 2020 was significantly higher compared to the same period in 2021.

Interest Income, Net

Interest income, net of bank charges, was $0.1 million for both the three-month periods ended June 30, 2021 and 2020. Interest income, net of bank charges, was $0.1 million and $0.5 million for the six-month periods ended June 30, 2021 and 2020, respectively. The reduction in interest income was due to lower interest rates earned on investments in 2021 when compared to 2020.

Net Income (Loss)

We had net income of $0.8 million and a net loss of $13.0 million for the three months ended June 30, 2021 and 2020, respectively. We had net losses of $11.7 and $29.3 million for the six months ended June 30, 2021 and 2020, respectively. The net income in the second quarter of 2021 and the decrease in net loss for the for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due to the upfront payment received from the License Agreement, which was recognized as collaboration revenue.

Liquidity and Capital Resources

Sources of Liquidity

Except for the three months ended June 30, 2021, we have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $135.8 million and an accumulated deficit of $176.0 million.

Pursuant to the License agreement, we received an upfront cash payment of $15 million (see note 3 of our unaudited interim condensed consolidated financial statement) during the three months ended June 30, 2021, and in the future could receive up to $107.5 million in total development and sales milestone payments. In addition, under the License Agreement, we will receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

Pursuant to the License Agreement, we and affiliates of RTW, or the Purchasers, entered into a securities purchase agreement pursuant to which we issued to the Purchasers, in a private placement, pre-funded warrants to purchase up to an aggregate of 910,746 of our common shares at a purchase price of $5.48 per pre-funded warrant, or the Private Placement. The gross proceeds to us from the Private Placement, excluding proceeds from the exercise price of the warrants, were approximately $4.9 million.

On July 29, 2020, we entered into an Open Market Sale Agreement℠, or the Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the ATM Program, under which we may issue and sell our common shares having an aggregate offering price of up to $50 million through Jefferies as our sales agent or principal. The common shares to be sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the Securities and Exchange Commission on July 6, 2020. We have not sold shares under the ATM program as of the date of this filing.

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents, short-term investments and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. Based on our cash, cash equivalents and short-term-investments as of June 30, 2021, including the upfront payment from Ji Xing and proceeds from the equity investment from the Purchasers, we expect to be able to support our ongoing operations into mid-2023.

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

In addition, we have exclusive development and commercialization rights for etripamil for all indications that we may pursue outside the Territory under the License Agreement, and as such have the potential to license development and or commercialization rights for etripamil to other potential partners. We plan to establish commercialization and marketing capabilities using a direct sales force to commercialize etripamil in the United States. Outside of the United States and the Territory, we are considering commercialization strategies that may include collaborations with other companies. In the case of either in-licensing or out-licensing, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization plans and capital requirements.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing and existing collaborations. We may also consider entering into additional collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(11,455)	$(34,641)	23,186	(66.93)%
Investing activities	32,000	(32,000)	64,000	(200.00)%
Financing activities	4,939	249	4,690	1,883.53%
Net increase (decrease) in cash and cash equivalents during the period	$25,484	$(66,392)	91,876

Operating Activities

In the six months ended June 30, 2021, we used $11.5 million of cash in operating activities, which consisted of a net loss of $11.7 million and a net change of $3.0 million in our net operating liabilities and non-cash charges of $3.3 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $0.8 million for accounts payable and accrued liabilities and an increase of $2.0 million for prepaid expenses.

In the six months ended June 30, 2020, we used $34.6 million of cash in operating activities, which consisted of a net loss of $29.3 million and a net change of $7.5 million in our net operating liabilities and non-cash charges of $2.2 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $3.2 million for accounts payable and accrued liabilities and a increase of $4.2 million for prepaid expenses.

Investing Activities

In the six months ended June 30, 2021, we received $32.0 million of cash for the redemption of short-term investments compared to the same period in 2020 where we used $32.0 million of cash for the acquisition of short-term investments.

Financing Activities

In the six months ended June 30, 2021, our financing activities provided $4.9 million, consisting of net proceeds from the Private Placement and a de minimis amount of proceeds from the exercise of share options. In the six months ended June 30, 2020, our financing activities provided $249 thousand, which consisted of proceeds from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of June 30, 2021, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements.

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

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our significant accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our most recent annual consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, for a discussion of recent accounting pronouncements and to the notes to our audited consolidated financial statements as of December 31, 2020 appearing in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $135.8 million as of June 30, 2021, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On June 30, 2021, our net monetary exposure denominated in Canadian dollars was $0.9 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees have worked remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

There has been no material change in the planned use of proceeds from the IPO as described in the prospectus used in connection therewith. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. In July 2020, we started to use proceeds from the IPO for the development of etripamil and to pursue regulatory approval.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1	Form of Pre-Funded Warrants to Purchase Common Shares
10.1+	License and Collaboration Agreement by and among the Company and Ji Xing Pharmaceuticals, Limited, dated May 15, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

*        Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE PHARMACEUTICALS INC.

Date: August 11, 2021	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)