Form 10-Q
period 2021-09-30
Milestone Pharmaceuticals Inc.
filed 2021-11-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38899

Milestone Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Québec	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 4th, 2021, the registrant had 29,872,535 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation with rapid ventricular rate, and of our research and development programs;
●	uncertain impacts that the COVID-19 pandemic may have on our business, strategy, clinical trial progress and research and development efforts;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China and Taiwan through our license agreement with Ji Xing Pharmaceuticals;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	other factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$111,426	$72,310
Short-term investment (note 4)	15,000	70,000
Research and development tax credits receivable	275	725
Prepaid expenses	5,968	5,428
Other receivables	89	223
Total current assets	132,758	148,686
Operating lease assets	780	980
Property and equipment	238	308
Total assets	$133,776	$149,974

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities (note 5)	$5,593	$5,914
Operating lease liabilities	254	245
Total current liabilities	5,847	6,159
Operating lease liabilities (net of current portion)	512	696
Total liabilities	6,359	6,855

Shareholders’ Equity (note 6, note 7)
Common shares, no par value, unlimited shares authorized 29,869,785 shares issued and outstanding as of September 30, 2021, 29,827,997 shares issued and outstanding as of December 31, 2020	251,766	251,682
Pre-funded warrants - 12,327,780 issued and outstanding as of September 30, 2021 and 11,417,034 as of December 31, 2020	52,927	48,007
Additional paid-in capital	13,793	8,530
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(189,435)	(163,466)

Total shareholders’ equity	127,417	143,119

Total liabilities and shareholders’ equity	$133,776	$149,974

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue (note 3)	$—	$—	$15,000	$—

Operating expenses
Research and development, net of tax credits	9,733	8,228	27,755	28,722
General and administrative	2,961	2,952	8,612	8,611
Commercial	1,579	905	4,788	4,615

Loss from operations	(14,273)	(12,085)	(26,155)	(41,948)

Interest income, net	48	89	186	630

Loss before income taxes	(14,225)	(11,996)	(25,969)	(41,318)

Income tax benefit	—	17	—	17

Net loss	$(14,225)	$(11,979)	$(25,969)	$(41,301)

Weighted average number of shares and pre-funded warrants outstanding, basic & diluted	42,182,887	29,774,065	41,707,563	26,329,581

Net loss per share, basic and diluted (note 8)	$(0.34)	$(0.40)	$(0.62)	$(1.57)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of June 30, 2020	24,692,953	$226,676	—	$—	$5,795	$(1,634)	$(142,821)	$88,016
Transactions in three-month period ended September 30, 2020
Net loss	—	—	—	—	—	—	(11,979)	(11,979)
Exercise of stock options	34,047	82	—	—	(34)	—	—	48
Share-based compensation	—	—	—	—	1,343	—	—	1,343
Pre-funded warrants - Private Placement	—	—	6,655,131	24,770	—	—	—	24,770
Balance as of September 30, 2020	24,727,000	$226,758	6,655,131	$24,770	$7,104	$(1,634)	$(154,800)	$102,198

Balance as of June 30, 2021	29,846,000	$251,716	12,327,780	$52,927	$11,795	$(1,634)	$(175,210)	$139,594
Transactions in three-month period ended September 30, 2021
Net income	—	—	—	—	—	—	(14,225)	(14,225)
Exercise of stock options (note 7)	23,785	50	—	—	(26)	—	—	24
Private Placement (note 7)	—	—	—	—	—	—	—	—
Share-based compensation (note 7)	—	—	—	—	2,024	—	—	2,024
Balance as of September 30, 2021	29,869,785	$251,766	12,327,780	$52,927	$13,793	$(1,634)	$(189,435)	$127,417

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2019	24,505,748	$226,245	—	$—	$3,805	$(1,634)	$(113,499)	$114,917
Transactions in nine-month period ended September 30, 2020
Net loss	—	—	—	—	—	—	(41,301)	(41,301)
Exercise of stock options	221,252	513	—	—	(216)	—	—	297
Share-based compensation	—	—	—	—	3,515	—	—	3,515
Pre-funded warrants - Private Placement	—	—	6,655,131	24,770	—	—	—	24,770
Balance as of September 30, 2020	24,727,000	$226,758	6,655,131	$24,770	$7,104	$(1,634)	$(154,800)	$102,198

Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions in nine-month period ended September 30, 2021
Net income	—	—	—	—	—	—	(25,969)	(25,969)
Exercise of stock options (note 7)	41,788	84	—	—	(41)	—	—	43
Private Placement (note 7)	—	—	910,746	4,920	—	—	—	4,920
Share-based compensation (note 7)	—	—	—	—	5,304	—	—	5,304
Balance as of September 30, 2021	29,869,785	$251,766	12,327,780	$52,927	$13,793	$(1,634)	$(189,435)	$127,417

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(25,969)	$(41,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	70	72
Share-based compensation expense (note 7)	5,304	3,515
Changes in operating assets and liabilities:
Other receivables	134	75
Research and development tax credits receivable	450	(244)
Prepaid expenses	(540)	(1,659)
Operating lease assets and liabilities	25	(83)
Accounts payable and accrued liabilities	(321)	(2,350)

Net cash used in operating activities	(20,847)	(41,975)

Cash provided by (used in) investing activities
Acquisition of short-term investments	(15,000)	(60,000)
Redemption of short-term investments	70,000	4,000

Net cash provided by (used in) investing activities	55,000	(56,000)

Cash provided by financing activities
Proceeds from exercise of options (note 7)	43	297
Proceeds from issuance of pre-funded warrants, net of issuance cost (note 6)	4,920	24,770

Cash provided by financing activities	4,963	25,067

Net increase (decrease) in cash and cash equivalents	39,116	(72,908)

Cash and cash equivalents – Beginning of period	72,310	119,818

Cash and cash equivalents – End of period	$111,426	$46,910

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of September 30, 2021, and its statements of loss, shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its statement of cash flows for the nine months ended September 30, 2021.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There has been no material change to the significant accounting policies during the nine months ended September 30, 2021, except for the addition of the new policies described below.

Collaborative Arrangements

The Company considers the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity, the Company accounts for such an arrangement as a collaborative arrangement under Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808), which  requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of comprehensive loss on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of comprehensive loss based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the consolidated statements of loss classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. If the Company concludes that it has a customer relationship with one of its collaborators, the Company follows the guidance in Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606).

Please refer to note 3, “Revenue” for additional details regarding the Company’s License and Collaboration Agreement (the License Agreement) with Ji Xing Pharmaceuticals, Limited (Ji Xing).

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

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

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non- refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license at the point in time when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

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

e) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and has experienced negative operating cash flows since its inception with the  and anticipates to continue to incur losses for at least the next several years. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $126.4 million and an accumulated deficit of $189.4 million.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

3     Revenue

General

To date, the Company has not generated revenue from product sales. During the nine months ended September 30, 2021, the Company recognized collaboration revenue of $15 million, in the form of a non-refundable upfront cash payment in connection with the License Agreement, explained in more detail below.

In addition to the $15 million of non-refundable upfront cash payments already received, the Company has the potential to earn the following additional future milestone payments:

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

The Company determined that the transaction price consists of the $15 million non-refundable upfront cash payment and the constrained variable consideration of the development milestone payments. As the development milestones are contingent on occurrences out of the direct control of the Company, the estimate of the variable consideration is $0.  Variable constraint does not apply to sales- or usage-based royalties derived from the licensing of Intellectual property; rather, consideration from such royalties is only recognized as revenue at the later of when the performance obligation is satisfied or when the uncertainty is resolved (e.g., when subsequent sales or usage occurs), therefore the sales and royalty milestones are not included in the transaction price. The Company will re-evaluate the transaction price at the end of each

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. As of September 30, 2021, the Company has recognized the non-refundable upfront payment as collaboration revenue, for the reasons described in the preceding paragraph.

Concurrent with the License Agreement, Ji Xing acquired $5 million of pre-funded warrants (see note 6). The Company considered whether this equity investment should be evaluated  as part of the transaction price, and concluded that as the fair value of the company’s common shares on a per share basis was equal to the fair value of the pre-funded warrants at the date of the investment, there was no premium or discount on the shares that should be allocated and included in the transaction price. The Company accounted for the issuance of pre-funded warrants as equity and included in basic and diluted loss per share in the accompanying financial statements. See note 6 for additional details.

For any future subsequent purchases of product pursuant to the Supply Agreement, each order will be accounted for as a separate purchase and the order price will be allocated to the products based on the standalone selling price of the products. Under this methodology, the order price will be allocated to the single performance obligation to supply the products. As Milestone has not previously licensed a product for a territory, the residual approach was used  by  deducting the estimated stand-alone selling price of the other obligations from the total transaction price to determine the stand-alone selling price of the remaining goods and services, which consisted of the transfer of intellectual property pursuant to the license. Therefore, the remaining transaction price of $15 million was allocated to the technology transfer and recognized at a point in time when the technology has been transferred.  The technology transfer was completed on June 22, 2021, and the $15 million was recognized at that point in time as collaboration revenue in the related statement of comprehensive loss.

4     Short-term investments

Short-term investments are comprised of term deposits issued in US currency. These short-term investments are in scope of ASC 320, Investments - Debt Securities, since the short-term investments maturity is greater than 90 days but less than one year, they are classified as held to maturity, recorded as current assets and are accounted for at amortized cost.

5     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2021	December 31, 2020
Trade accounts payable	$4,200	$4,641
Accrued compensation and benefits payable	1,016	957
Accrued research and development liabilities	38	152
Other accrued liabilities	339	164
	$5,593	$5,914

6      Shareholders’ equity

Authorized share capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 29,869,785 shares were issued and outstanding as of September 30, 2021.

As of September 30, 2021, there were 822,100 common shares available for issuance under the Employee Stock Purchase Plans and no common shares have been issued under such plan.

Additional paid-in capital

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Opening balance	$11,795	$5,795	$8,530	$3,805
Share-based compensation expense	2,024	1,343	5,304	3,515
Exercise of stock options	(26)	(34)	(41)	(216)
Closing balance	$13,793	$7,104	$13,793	$7,104

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

7     Share Based Compensation

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

On January 1, 2021, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,193,119 common shares. In addition, 72,186 options have been forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of September 30, 2021, there were 4,566,467 shares available for issuance under the 2019 Plan, of which 806,126 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as of September 30 were as follows:

	2021				2020
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	2,080,087	2,080,087	$2.15	—	2,364,526	2,364,526	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	1,706,190	13.55	220,140	—	220,140	20.78
Granted - 2019 Plan	2,065,200	—	2,065,200	6.24	1,474,460	—	1,474,460	12.91
Exercised - 2011 Plan	—	(40,538)	(40,538)	0.97	—	(221,252)	(221,252)	1.34
Exercised - 2019 Plan	(1,250)	—	(1,250)	3.74	—	—	—	—
Forfeited - 2011 Plan	—	—	—	—	—	(28,478)	(28,478)	2.57
Forfeited - 2019 Plan	(13,882)	—	(13,882)	12.81	(37,913)	—	(37,913)	21.46
Cancelled - 2019 Plan	(1,167)	—	(1,167)	21.48	(2,997)	—	(2,997)	21.48
Outstanding at end of period	3,755,091	2,039,549	5,794,640	$6.94	1,653,690	2,114,796	3,768,486	$7.30
Outstanding at end of period - Weighted average exercise price	$9.53	$2.18			$13.78	$2.23
Exercisable at end of period	938,433	1,764,146	2,702,579	$5.39	155,501	1,445,244	1,600,745	$2.77
Exercisable at end of period - Weighted average exercise price	$11.61	$2.08			$10.11	$1.99

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

The weighted average remaining contractual life was 8.0 and 8.2 years for outstanding options as of September 30, 2021 and 2020, respectively. The weighted average remaining contractual life was 6.9 and 7.2 years for vested options, as of September 30, 2021 and 2020, respectively.

There was $17,318 and $17,847 total unrecognized compensation cost related to non-vested share options as of September 30, 2021 and 2020, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.6 years and 2.4 years as of September 30, 2021 and 2020, respectively.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of September 30 were as follows:

	2021				2020
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	543,192	543,192	$1.81	—	1,152,300	1,152,300	$1.88
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	1,438,026	$10.28	218,975	—	218,975	$14.44
Granted - 2019 Plan	2,065,200	—	2,065,200	4.71	1,471,463	—	1,471,463	9.13
Vested, outstanding 2011 Plan	—	(267,789)	(267,789)	1.64	—	(454,270)	(454,270)	1.87
Vested, outstanding 2019 Plan	(672,686)	—	(672,686)	9.17	(154,336)	—	(154,336)	6.99
Forfeited - 2011 Plan	—	—	—	—	—	(28,478)	(28,478)	1.84
Forfeited - 2019 Plan	(13,882)	—	(13,882)	9.18	(37,913)	—	(37,913)	15.21
Non-vested share options at end of period	2,816,658	275,403	3,092,061	$6.07	1,498,189	669,552	2,167,741	$7.48
Non-vested share options at end of period - Weighted average fair value	$6.47	$1.98			$9.97	$1.90

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

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Exercise price	$5.96	$—	$6.24	$12.91
Share price	$5.96	$—	$6.24	$12.91
Volatility	94%	—%	94%	84%
Risk-free interest rate	0.94%	—%	1.04%	1.06%
Expected life	6.08	—	6.01	5.89
Dividend	0%	—%	0%	0%

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

The Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Administration	$863	$525	$2,186	$1,367
Research and development	821	580	2,226	1,495
Commercial activities	340	238	892	653
	$2,024	$1,343	$5,304	$3,515

7     Net loss per share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the three months and the nine months ended September 30, 2021 and 2020, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30 as they would be anti-dilutive:

	2021	2020
Share options	5,794,640	3,768,486

Amounts above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(in thousands, except where noted and for share and per share data)

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

We initiated the RAPID study in the second half of 2020 and enrolled the first new patient in November of 2020. In the fourth quarter of 2020, we took initiatives to increase the number of clinical trial sites in North America but also planned for more clinical sites in European countries to diversify and better protect the study recruitment against COVID’s geographical resurgences. The majority of planned clinical trial sites in Europe have been initiated and we plan to activate new clinical trial sites as new sites are identified and as local regulatory and institutional review board approvals are obtained. We continue to monitor enrollment as well as new clinical site activations and expect to report topline data in the second half of 2022.

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

Etripamil: Atrial Fibrillation with Rapid Ventricular Rate

As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. We began enrollment in a Phase 2 proof-of-concept clinical trial, titled ReVeRA, in the first quarter of 2021 to evaluate the ability of etripamil to reduce ventricular rate in AFib-RVR episodes. The Phase 2 double blind, placebo controlled, proof-of-concept study is being conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, and is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is being conducted in the hospital or emergency department setting under medical supervision. Due to the intricacies involved in recruiting and executing a study of this type in the emergency department setting, we expect this study to have a relatively lengthy recruitment timeline and anticipate reporting data from this study following disclosure of top line results of the RAPID trial.

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

We had net loss of $14.3 million in the three months ended September 30, 2021 and a net loss of $26.0 million for the nine months ended September 30, 2021, we have incurred significant operating losses since our inception. As of September 30, 2021, we had an accumulated deficit of $189.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $126.4 million of cash, cash equivalents and short-term investments at September 30, 2021.

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

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity.  For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. Since the filing of our Annual Report on Form 10-K, the COVID-19 pandemic continues to impact patient enrollment rates in all of our clinical studies. While COVID resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the PSVT clinical program average overall enrollment rate has stabilized in 2021. During the first three quarters of 2021, the COVID-19 pandemic delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials or conduct of existing trials.  It also delayed the initiation of enrollment for our ReVeRA trial of etripamil for AFib-RVR performed in the acute care hospital setting in Quebec, Canada, due to closures of clinical sites as well as to the increased stress that COVID-19 places on Emergency Departments logistics and staff.  Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopenings stall or are limited due to continued spread of COVID-19, including variants, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

On May 15, 2021, we entered into the License Agreement with Ji Xing Pharmaceuticals, Limited, or Ji Xing, which is an entity affiliated with RTW Investments, LP, or RTW, a beneficial owner of approximately 14% of our common shares. Under the Agreement, that we granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver our proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans, or the Field, in the following territories: People’s Republic of China, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan, or the Territory. Ji Xing will be responsible for development and regulatory activities in the Territory, and we will remain responsible for certain manufacturing activities in the Territory, subject to our and Ji Xing’s entry into a supply agreement as contemplated by the License Agreement. We have formed a Joint Steering Committee to oversee the collaboration and have formed working teams which are progressing the development activities specific to the regulatory needs for the collaboration’s territories. We received an upfront cash payment of $15 million and in the future could receive up to $107.5 million in total development and sales milestone payments. In addition, we will receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

We continued to focus our efforts on the development of etripamil PSVT program, and have expanded our development activities with respect to our etripamil AFib-RVR program. We continue to explore regional strategic patnerships for etripamil and our existing programs as we endeavor to expand access for etripamil beyond our home territory of North America.

Additionally, we seek to maximize our commercial opportunities by acquiring or in-licensing product candidates for indications with significant unmet need with a focus on novel treatments for cardiovascular conditions.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues for the current year are from the license and collaboration agreement with Ji Xing and are comprised of a non-refundable upfront cash payment received in June 22, 2021. For additional information about our Collaboration Revenue,  see “Note 2— Summary of Significant Accounting Policies, and Note 3 - Revenue.”

Research and Development

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

Starting approximately six months to one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure, personnel, and operational expenses required to launch our first product in the United States, if approved.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations and changes:

	Three months ended September 30,
(in thousands)	2021	2020	$ Change	% Change

Operating expenses
Research and development, net of tax credits	$9,733	$8,228	$1,505	18.3%
General and administrative	2,961	2,952	9	0.3%
Commercial	1,579	905	674	74.5%
Total operating expenses	14,273	12,085	2,188	18.1%
Loss from operations	(14,273)	(12,085)	(2,188)	18.1%
Interest income, net	48	89	(41)	(46.1)%
Loss before income taxes	(14,225)	(11,996)	(2,229)	18.6%
Income tax benefit	—	17	(17)	(100.0)%
Net loss	$(14,225)	$(11,979)	$(2,246)	18.8%

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations and changes:

	Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change

Revenue	$15,000	—	$15,000	100.0%

Operating expenses
Research and development, net of tax credits	$27,755	$28,722	$(967)	(3.4)%
General and administrative	8,612	8,611	1	0.0%
Commercial	4,788	4,615	173	3.8%
Total operating expenses	41,155	41,948	(793)	(1.9)%
Loss from operations	(26,155)	(41,948)	15,793	(37.7)%
Interest income, net	186	630	(444)	(70.5)%
Loss before income taxes	(25,969)	(41,318)	15,349	(37.2)%
Income tax benefit	—	17	(17)	(100.0)%
Net loss	$(25,969)	$(41,301)	$15,332	(37.1)%

Collaboration Revenue

We generated revenue of $15 million from upfront payments under the License Agreement during the nine months ended September 30, 2021.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Clinical	$8,081	$7,058	$1,023	14.5%	$22,545	$23,677	$(1,132)	(4.8)%
Drug manufacturing and formulation	1,272	1,029	243	23.6%	3,926	3,769	157	4.2%
Regulatory and other costs	580	433	147	34.0%	1,662	1,746	(84)	(4.8)%
Less: R&D tax credits	(200)	(292)	92	(31.5)%	(378)	(470)	92	(19.6)%
Total R&D expenses	$9,733	$8,228	$1,505	18.3%	$27,755	$28,722	$(967)	(3.4)%

Research and development expenses increased by $1.5 million, or 18.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase reflects higher clinical consulting fees and CRO costs due to advancing RAPID Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT along with an increase in clinical personnel related costs.

Research and development expenses decreased by $1.0 million, or 3.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to a reduction in clinical trial expenses of $2.3 million which was partially offset by an increase of $1.3 million in clinical personnel related costs which included a non-cash share-based compensation expense. Clinical trial spending during both period in 2021 and 2020 was primarily related to advancing our Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT with the majority of the decrease due to the fact that the first quarter of 2020 included additional costs related to the effort to complete the first part of the NODE-301 trial.

General and Administrative

General and administrative expenses had a de minimis change for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, general and administrative expenses were similar to the nine months ended September 30, 2020.

Commercial

For the three months ended September 30, 2021, commercial expenses increased by $0.7 million, or 74.5%, compared to the three months ended September 30, 2020. We increased our investment in commercial activities during the three months ended September 30, 2021 in contrast to the three months ended September 30, 2020, a period during which we reduced our commercial spending in order to focus our efforts on an optimized clinical development pathway for etripamil after we issued topline results of the first part of the NODE-301 in March 2020.

Commercial expenses increased by $0.2 million, or 3.8%, for the nine months ended September 30, 2020, compared the same period in 2020. This change was due to an increased investment in commercialization activities.

Interest Income, net

Interest income, net, was $0.05 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Interest income, net, was $0.2 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.  The reduction in interest income was due to lower interest rates earned on investments in 2021 when compared to 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $126.4 million and an accumulated deficit of $189.4 million.

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

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash, cash equivalents, short-term investments and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. Based on our cash, cash equivalents and short-term-investments as of September 30, 2021, including the upfront payment from Ji Xing and proceeds from the equity investment from the Purchasers, we expect to be able to support our ongoing operations into mid-2023.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(20,848)	$(41,975)	21,127	(50.3)%
Investing activities	55,000	(56,000)	111,000	(198.2)%
Financing activities	4,964	25,067	(20,103)	(80.2)%
Net increase (decrease) in cash and cash equivalents during the period	$39,116	$(72,908)	112,024

Operating Activities

Net cash used in operating activities during the nine months ended September 30th, 2021 was $20.8 million, which consisted of a net loss of $26.0 million and a net change of $0.3 million in our operating assets and liabilities offset by non-cash charges of $5.4 million related to share-based compensation and depreciation expenses.

Net cash used in operating activities during the nine months ended September 30th, 2020 was $42.0 million, which consisted of a net loss of $41.3 million and a net change of $4.3 million in our operating assets and liabilities offset by non-cash charges of $3.6 million related to share-based compensation and depreciation expenses.

Investing Activities

In the nine months ended September 30, 2021, we redeemed $70.0 million of short-term investments and we acquired $15.0 million of short-term investments. In the nine months ended September 30, 2020, we redeemed $4.0 million of short-term investments and we acquired $60.0 million of short-term investments.

Financing Activities

In the nine months ended September 30, 2021, our financing activities provided $5.0 million, consisting of net proceeds from the Private Placement and a de minimis amount of proceeds from the exercise of share options. In the nine months ended September 30, 2020, our financing activities provided $25.1 million, consisting of net proceeds of $24.8 million from the Private Placement and proceeds of $0.3 million from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of September 30, 2021, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $135.8 million as of September 30, 2021, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On September 30, 2021, our net monetary exposure denominated in Canadian dollars was $0.04 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: November 12, 2021	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)