Form 10-K
period 2021-12-31
Milestone Pharmaceuticals Inc.
filed 2022-03-24
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common share for The Nasdaq Stock Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $ 164.2 million.

As of March 21st, 2022, the total number of shares outstanding of the registrant’s Common Shares was 29,917,326 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	uncertain impacts that the COVID-19 pandemic may have on our business, strategy, clinical trial progress and research and development efforts;
●	macroeconomic conditions and periods of volatility, which may be exacerbated by the effects of the pandemic and general inflationary trends;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;

●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Economic uncertainty, including related to inflation, may adversely affect our results of operations.
●	We have only one product candidate, etripamil, for which we are currently pursuing clinical development. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.
●	We may not be successful in our efforts to expand our pipeline of product candidates beyond etripamil for paroxysmal supraventricular tachycardia, or PSVT.
●	The development of additional product candidates is risky and uncertain.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.
●	Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, including the COVID-19 pandemic, and could be affected by future health epidemics.
●	We may encounter substantial delays or difficulties in our clinical trials.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell etripamil or any future product candidates, we may not be successful in commercializing etripamil or any future product candidates, if and when they are approved.
●	Even if etripamil or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	Even if we successfully obtain approval for etripamil, its success will be dependent on its use in accordance with labeled instructions for use.
●	If the market opportunities for etripamil and any future product candidates are smaller than we estimate, our business may suffer.
●	Coverage and adequate reimbursement may not be available for etripamil or any future product candidates, which could make it difficult for us to gain market acceptance.
●	Even if we obtain and maintain approval for etripamil or any future product candidates from the Food and Drug Administration, or FDA, we may never obtain approval of etripamil or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.
●	Even if we obtain regulatory approval for etripamil or any future product candidates, they will remain subject to ongoing regulatory oversight.
●	We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.
●	We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	Etripamil is intended to be used with a nasal-spray device, which may result in additional regulatory and supply risks.

●	If we are unable to obtain and maintain patent protection for etripamil or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to commercialize successfully our product candidates may be impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	The market price of our common shares has been and may continue to be volatile and fluctuate substantially, and you could lose all or part of your investment.
●	Our common shares are thinly traded and our shareholders may be unable to sell their shares quickly or at market price.
●	Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1.      BUSINESS

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat PSVT, with subsequent indications to treat atrial fibrillation and rapid ventricular rate, or AFib-RVR, and other cardiovascular indications.

PSVT is a rapid heart rate condition characterized by episodes of supraventricular tachycardia, or SVT, that start and stop without warning. Episodes of SVT are often experienced by patients with symptoms including palpitations, sweating, chest pressure or pain, shortness of brea th, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of PSVT as well as other cardiac conditions. Calcium channel blockers available in oral form are frequently used prophylactically to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. The combination of convenient nasal-spray delivery, rapid-onset and short duration of action of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

While PSVT is characterized by a faster than normal heart rate where the heart beats at regular intervals, with AFib-RVR the heart often beats faster than normal and always with a random, irregular rhythm. Pharmacologic treatment of PSVT focuses on terminating the arrhythmia using an agent to slow conduction over the AV node. With AFib-RVR, there are two approaches to treatment: rate control to reduce the heart rate and rhythm control to restore sinus rhythm and prevent AFib recurrences. Either of these pharmacological management approaches may be administered chronically or acutely, depending on patient preference and episode frequency and/or severity. Several rhythm control strategies exist, including electrical cardioversion, catheter ablation and anti-arrhythmic drug therapy. For rate control, the rapid heart rate of atrial fibrillation is typically treated with AV nodal blocking drugs (for example, calcium channel blockers, beta blockers, or less commonly digoxin) to control symptoms and improve cardiac function/hemodynamic stability. Similar to PSVT, we believe that etripamil could be the first patient self-administered therapy to provide rapid rate control of episodes of AFib-RVR wherever and whenever they occur.

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 600,000 healthcare claims in the United States alone per year, including more than 150,000 emergency department visits and hospital admissions and up to 80,000 ablations. Furthermore, we estimate that approximately 300,000 people are diagnosed with PSVT each year in the United States. Finally, our research with patients shows that the average patient takes two or more years to obtain a diagnosis of PSVT once they start to experience symptoms, which suggests that many more patients with PSVT are currently undiagnosed.

For our planned second indication, AFib-RVR, the American Heart Association (AHA) estimates that in 2016 approximately five million people suffered from AFib in the United States. This estimate is projected to increase over the next ten years; the AHA suggests a prevalence of seven million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12 million over the same time period.  Our quantitative market research indicates that the target addressable market for etripamil in patients with atrial fibrillation and rapid ventricular rate is approximately 30% to 40% of the five to six million patients diagnosed with atrial fibrillation.

Our late-stage etripamil clinical program for the treatment of PSVT is currently executing on two ongoing Phase 3 trials, RAPID and NODE-303. The RAPID study is our ongoing pivotal Phase 3 safety and efficacy trial. This study enrolled its first patient in November 2020 and topline data is expected in mid-second half 2022. NODE-303 is an open-label global safety trial enrolling patients to collect safety data that when combined with the safety data from the rest of the program will form the safety dataset to be evaluated by the FDA and other regulatory agencies to form the basis for marketing approval. We have also completed our first Phase 3 safety and efficacy trial of etripamil, NODE-301, and its open-label safety extension trial, NODE-302. In addition to our PSVT clinical program, we began enrollment of patients in a Phase 2 proof-of-concept clinical trial titled ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate during AFib-RVR episodes.

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

In July 2020, we announced that we received agreement from the U.S. FDA, on our proposal to alter the size, design and analysis plan of a then ongoing study, NODE-301 part 2, as well as the overall program based on the data from the NODE-

301 trial. We renamed the NODE-301 part 2 trial to the RAPID trial and increased the number of patients and clinical study sites.  The FDA indicated that two studies, the RAPID study and the completed NODE-301 study, could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT.

Under an updated statistical analysis plan, or SAP, the primary efficacy endpoint for both the RAPID and NODE-301 studies will be defined as time to conversion over the first 30 minutes, with a target p-value of less than 0.05 for each study. We believe this endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting the emergency department. Based on interactions with PSVT treating physicians and cardiovascular thought leaders, we believe that a 50% conversion rate within 60 minutes is a clinically meaningful outcome given the symptomatic nature of SVT episodes and the lack of approved at-home treatments.

When employing the updated SAP retrospectively to the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02).  Applying the same primary endpoint to the RAPID study, powering the study at 90% and using alpha of 0.05 to detect a 19% difference of etripamil versus placebo in 30 minute time to conversion that was observed in the NODE-301 study results in the size of 180 confirmed PSVT events.

The RAPID study is designed very similarly to NODE-301, but will introduce a new treatment regimen to the program. Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID trial allows for repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within ten minutes of the first study drug administration. This repeat dose regimen, which is similar to current PSVT treatment practices in the emergency department setting, is tailored to the pharmacokinetic profile of etripamil to deliver increased exposure over approximately the first 30 minutes following initial administration. We believe that the repeat administration could benefit a broader group of patients, including those with more persistent episodes.

In the NODE-301 study, 32% of etripamil patients and 14% of placebo patients converted to sinus rhythm within 10 minutes. The FDA agreed that the single and repeat administrations of etripamil could be pooled and compared to placebo for the primary analysis, resulting in no increase in the sample size.

Safety Studies

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. The study initiated with the etripamil 70 mg single dose regimen and the 70 mg repeat dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol change.  The trial is designed to add to the safety data from the remainder of the development program, including both the NODE-301 and RAPID trials, in order to fulfill the safety data set needed for NDA filing. Our plan is to ascertain the final sizing of the trial following future discussions with the FDA and other regulatory authorities.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

Phase 2 Proof of Concept Trial in AFib-RVR

We began enrollment of patients in a Phase 2 proof-of-concept clinical trial titled ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in AFib-RVR episodes. The Phase 2 double blind, placebo controlled, proof-of-concept study, which is being conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is being conducted in the hospital or emergency department setting under medical supervision. The COVID-19 pandemic and its impact on emergency departments and hospital personnel has resulted in significantly slower than expected enrollment for this trial.

As we generate more data on the safety and efficacy profile of etripamil in PSVT and assess the proof-of-concept results from the ReVeRA trial, we will continue to assess whether etripamil could be further developed in PSVT, AFib-RVR, and other areas of unmet medical need.

Our Strategy

Our goal is to identify, develop and commercialize innovative cardiovascular medicines, including etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications, and additional clinical stage compounds for other cardiovascular conditions. The key elements of our business strategy to achieve this goal include the following:

•

Successfully complete development and obtain regulatory approval of etripamil for the treatment of PSVT. We are focused on efficiently developing and obtaining approval for etripamil to treat patients with PSVT. We are maintaining our guidance of achieving topline data from the RAPID trial in mid-second half 2022. We intend to first seek regulatory approval in the United States, followed by Europe and other major markets.

•

Expand the scope of cardiovascular indications for etripamil beyond PSVT. We are investigating the use of etripamil for the treatment of patients with AFib-RVR. We believe that etripamil could benefit patients with AFib-RVR based on the approved use of intravenous, or IV, calcium channel blockers in this indication. We began enrollment of our Phase 2 proof-of-concept clinical trial in patients with AFib-RVR in the first quarter of 2021. We are also exploring the additional cardiovascular opportunities for the use of etripamil.

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

•

Leverage our expertise and experience to expand our pipeline of product candidates. We seek to maximize our commercial opportunities by acquiring or in-licensing product candidates for indications with significant unmet need with a focus on novel treatments for cardiovascular or other conditions. Our leadership team has extensive experience in developing and commercializing successful drugs. We intend to leverage the collective talent within our organization and our network to guide our development plans and pipeline expansion.

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

ECG Tracing Graph – Event Single Heartbeat

Arrhythmias

A disruption in the heart’s normal rate or rhythm is called an arrhythmia. With an arrhythmia, the heart can beat too quickly, too slowly or with an irregular pattern. A faster than normal heat rate is called tachycardia; a slower than normal heart rate is called bradycardia. Symptoms of an arrhythmia can include palpitations, lightheadedness or dizziness, chest pain, shortness of breath or sweating. PSVT and atrial fibrillation are two of the most commonly occurring arrhythmias. While PSVT is characterized by a faster than normal heart rate where the heart beats at regular intervals, with AFib-RVR the heart often beats faster than normal and always with a random, irregular rhythm. Pharmacologic treatment of PSVT focuses on terminating the arrhythmia using an agent to slow conduction over the AV node. With AFib-RVR, there are two approaches to treatment: rate control to reduce the heart rate and rhythm control to restore sinus rhythm and prevent AFib recurrences.

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

We believe that the following attributes of etripamil make it a better treatment candidate for certain episodic cardiovascular conditions than current standards of care:

•	Action: Etripamil is designed to act upon the desired target for only up to approximately 50 minutes, with the goal of reducing long-term side effects that may occur with chronic drug therapy.
•	Absorption: Etripamil is designed to be absorbed into the bloodstream in less than 10 minutes through the inner lining of the nose.
•	Administration: Etripamil is designed to be self-administered by patients via a nasal spray device.

To better understand the opportunity for etripamil in the United States and Europe, we have completed multiple market research studies and continue to conduct additional work. In 2020, we conducted quantitative research with 250 cardiologists who . These physicians were shown various product profiles, for etripamil reflecting different efficacy and dosing scenarios for etripamil. In this research, cCardiologists reported a willingness to prescribe etripamil to 49% of their patients when exposed to a single administration profile commiseratecommensurate with NODEode- 301 results, and their w. Willingness to prescribe increased to a range of ~50-55%modestly when exposed to repeat administration scenarios with higher efficacies.

We also commissioned market research in 2019 with representatives of 20 regional and national commercial/medicare payors and pharmacy benefits managers, or PBMs. In this research, we asked these representatives to evaluate their receptivity to a product profile of etripamil, which assumes a single dose administration and a hypothetical profile of 70% conversion within 30 minutes for etripamil vs 30% for placebo. When presented with a range of hypothetical wholesale acquisition costs and asked about the likelihood of coverage of etripamil, commercial and medicare payors on average believed it was highly likely to receive broad reimbursement if net pricing was below the specialty tier pricing threshold for government managed plans.

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

In the next most common form of PSVT, called atrioventricular reciprocating tachycardia, or AVRT, there is an extra piece of electrical tissue that directly connects the atria and the ventricles. In AVRT, the electrical signal begins like it would in a normal heartbeat by traveling from the atria to the ventricles over the AV node. However, as shown in the figure above, in AVRT, the extra piece of electrical tissue allows the signal to travel back up to the atria, creating a “short circuit.” Once the signal gets back to the atria, it goes back down to the AV node and the cycle continues over and over, resulting in a rapid heart rate.

In 2018, we conducted a quantitative survey involving approximately 250 patients with PSVT. This survey indicated that it takes more than two years after first experiencing symptoms of PSVT for the average patient to receive a formal diagnosis, suggesting >600,000 undiagnosed patients given the estimated incidence rate of approximately 300,000/year. We believe this delay in diagnosis is primarily the result of the episodic nature of the disease and the requirement for an ECG when the patient is experiencing an SVT episode to confirm the diagnosis. From this research and other corroborating sources, we estimate that, overall, 60% of patients with PSVT are women and approximately half suffer from cardiovascular comorbidities. Patients with PSVT report that SVT episodes can be debilitating, leaving them unable to focus on family or work during an episode. When in an episode of SVT, patients may experience symptoms including palpitations, sweating, chest pressure or chest pain, shortness of breath, sudden onset of fatigue, fainting and anxiety. Symptoms commonly reported by patients with PSVT mimic other conditions and are often mistaken for anxiety or panic attacks, especially in women. Researchers have noted that up to 27% of patients with PSVT stopped driving for fear of temporary loss of consciousness, fainting or passing out. Patients have reported that the duration of SVT episodes varies widely from minutes to hours, or longer.

To further appreciate the burden of disease in PSVT, we recently completed an important patient reported outcomes (PRO) market research study that we believe establishes the disease burden for patients and the market opportunity for etripamil. Approximately 250 patients participated in this study for on average 8.5 months and completed short surveys approximately every 12 days. In total, over 5,000 episodes of PSVT were reported and characterized. Patients who participated in the study demonstrated a wide range of annual SVT episode frequency (0 to >50), with a median frequency of 12-15 episodes per year. Of these episodes, approximately 60% lasted longer than 10 minutes and 35% longer than 30 minutes. Over 50% of episodes were reported by the study participants to be moderate or severe in intensity. In addition, approximately 30% of patients experiencing episodes sought medical care for treatment of the episode, the majority of which were treated in the emergency department.

We believe that the results of this PRO longitudinal market research study provide increased accuracy of the true disease burden experienced by patients with PSVT that what was reported from previous patient market research. Patients in the previous study from 2018 reported episode frequencies that varied from less than one per year to greater than 25 per year, with a calculated median of four to seven episodes of SVT per year.  The longitudinal PRO study demonstrated a higher annual SVT episode frequency of 12-15.

Qualitative research with a sample of participants who enrolled in the longitudinal PRO market research uncovered that this discrepancy is likely attributable to bias of patients to recall ‘significant’ episodes in years past (based on perceived duration/ intensity). Specifically, the median four to seven episodes per year recalled by patients in the 2018 study were likely more memorable because they share characteristics of higher disease burden. In the PRO study, approximately 45% of episodes were both self-described by the patient as moderate/severe in intensity and greater than five minutes in duration.  Applying this to the overall study median frequency of 12-15 episodes results in a median of five to seven ‘burdensome episodes’ per year.  Thus, we believe the results of the PRO study largely confirm prior patient market research, after accounting for recall bias associated with only remembering burdensome episodes.

In summary, we now model a target addressable market for etripamil of 60% of patients diagnosed with PSVT categorized as those who experience multiple moderate or severe 10+ minute episodes each year. Furthermore, we believe that these target patients will use etripamil to treat a median of 4-6 episodes per year based on the projected number of self-reported longer or more intense episodes experienced by the patient as well as willingness to pay considerations.

Current Treatment Options for PSVT

Treatment for PSVT depends on the frequency, duration, and severity of the episodes as well as patient preference. Current options for patients with PSVT to terminate an episode of SVT include vagal maneuvers, IV medication or external shock delivered in the emergency department. Additionally, some practitioners prescribe oral medications, such as calcium channel blockers, beta blockers and antiarrhythmic drugs to be taken at the onset of an episode. However, these interventions are generally not acutely effective. Long-term strategies include chronic drug therapy to reduce the frequency of episodes and cardiac ablation to potentially cure the disease. Patients may also elect to not treat their symptoms and simply endure episodes of SVT when they occur.

Vagal maneuvers are commonly attempted to terminate an episode, with low to modest success rates. These are physiological maneuvers that stimulate the vagus nerve, which can terminate an SVT episode. These include gagging, massaging one carotid artery, holding one’s breath and bearing down (Valsalva maneuver), immersing one’s face in ice-cold water, or coughing.

Currently approved acute pharmacological therapy for the treatment of an acute episode of SVT includes IV administration of approved AV nodal-blocking agents in an acute care setting. The current standard of care for treatment of episodes of SVT is adenosine, but prior to its approval in 1990, episodes of SVT were treated with IV calcium channel blockers, such as verapamil or diltiazem. When given as a rapid IV bolus, adenosine blocks conduction over the AV node, thereby interrupting the arrhythmia circuit and restoring the heart back to sinus rhythm. Adenosine temporarily stops the heart and patients have reported experiencing chest tightness, flushing and a sense of impending death. Physicians report that patients tell them that they feel like they are going to die. Adenosine is eliminated from the body in less than one minute but cannot be self-administered as it requires IV access. In-hospital IV administrations are associated with higher healthcare costs and are also unsettling and inconvenient for the patient. IV calcium channel blockers also slow conduction over the AV node during the course of several minutes. However, they are associated with the risk of excessive slowing of the heart rate and low blood pressure. According to treatment guidelines, patients in the acute care setting who fail pharmacologic treatment for PSVT could then receive direct current cardioversion, where an electric shock is applied to the heart to return it to sinus rhythm.

In an attempt to prophylactically control the frequency and duration of future SVT episodes, many patients will take chronic daily oral medications that modulate AV nodal conduction, such as beta blockers, L-type non-dihydropyridine calcium channel blockers, or antiarrhythmic drugs. Despite chronic daily oral medication, breakthrough SVT episodes that require visits to the emergency department may still occur, albeit for some patients at a reduced frequency. Chronic medication can lead to side effects such as sexual dysfunction or fatigue in the case of beta blockers and constipation in the case of verapamil. Some patients discontinue chronic oral medication due to intolerable side effects. Based on our market research, we estimate that approximately two thirds of patients with PSVT have been prescribed chronic medications such as beta blockers or calcium channel blockers to prevent SVT episodes or to treat other concomitant conditions such as hypertension.

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

Market Opportunity

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 600,000 healthcare claims in the United States alone per year, including more than 150,000 emergency department visits and hospital admissions and up to 80,000 ablations. Furthermore, we estimate that approximately 300,000 people are diagnosed with PSVT each year in the United States. We derive these estimates from the analysis of longitudinal claims data, which we believe is the most accurate method available to estimate the epidemiology of PSVT. A study in the Journal of Clinical Electrophysiology published in 2021 concluded that excluding patients with comorbid Atrial Fibrillation or Atrial Flutter (AFib/AFL) leads to a conservative estimate of PSVT treated prevalence in the U.S. of ~1.3M, while including those with comorbid AFib/AFL suggests a U.S. treated prevalence of approximately 2.1M, with approximately 190,000 to 310,000 corresponding new cases each year.

Other published sources that attempt to quantify the epidemiology of PSVT, such as the MESA study published in the Journal of the American College of Cardiology in 1998, and the PREEMPT study published in the Journal of the American Heart Association in 2018, provide important demographic and clinical characteristic data on patients with PSVT. For example, in the MESA study, fewer than 40% of the adjudicated incident cases of PSVT would have been detected had the investigators limited their screening to those patients identified by the PSVT ICD9 Code (427.0). In addition, 21% of the incident patients with PSVT in the MESA study also had a diagnosis of atrial fibrillation (18%) or atrial flutter (6%). As an epidemiology tool, however, we believe these studies underestimate the incidence and prevalence of PSVT due to the episodic nature of the disease as well as the variability in the duration of the episodes, as the investigators in both studies relied only on data from patients presenting to healthcare settings acutely, with the episode confirmed on ECG during the encounter, to estimate the incidence and prevalence of PSVT.

Current treatment for PSVT also consumes significant healthcare resources. Research published in the American Journal of Cardiology in 2020 shows that costs for patients rose significantly in the pre-diagnosis year due to the difficulty of obtaining an accurate diagnosis. In the year following diagnosis, costs triple for those less than 65 years of age and double for those over 65 years of age, compared to matched controls. Total healthcare expenditures in the year following PSVT diagnosis ranged from $20,000-$30,000 per patient, significantly higher than the expenditures observed for patients without PSVT (~$6,500 per patient). Significant increases for both age groups were noted for emergency department visits. For those less than 65, the average cost of hospitalizations doubled as their inpatient rates quadrupled. Of note, catheter ablations following diagnosis represent only 23% of this increased spend, meaning the majority of costs are unrelated to ablations. In total, approximately $3 billion is spent annually in the U.S. on the management of PSVT.

Our Clinical Development Program for the Treatment of PSVT

Current treatments do not address the unmet medical need for a rapid-acting, effective, and safe patient-administered treatment that can be taken outside of a hospital or acute care setting at the onset of an SVT episode to restore the heart back to sinus rhythm. We believe that etripamil fills this need. We completed a Phase 1 clinical trial, which supported the selection of four doses of etripamil for Phase 2 development, followed by a Phase 2 clinical trial in adult patients to evaluate the effects of four doses in patients with PSVT. Both trials were conducted to assess nasally- administered etripamil compared to placebo. Based on discussions with the FDA, we initiated a pivotal Phase 3 clinical trial (NODE-301) in July 2018 to assess the efficacy and safety of etripamil in the at-home setting and released topline data in March of 2020. We have completed a second Phase 1 clinical trial, further characterizing the PK and PD of etripamil in Japanese and non-Japanese healthy volunteers. We have also completed the conduct portion of an open label Phase 3 safety trial (NODE-302), which provided further drug access to patients that had previously participated in the NODE-301 trial. The primary objective of the NODE-302 trial is to assess the safety of etripamil 70 mg in patients over multiple episodes. We are also conducting NODE-303, which is an ongoing open label Phase 3 study that has the objective of collecting further safety data. The FDA has agreed that our Phase 3 clinical program could support an NDA filing in the United States.

Phase 1 Clinical Data

We completed a Phase 1 clinical trial (MSP-2017-1096) in healthy volunteers, which was designed to assess the safety, PK profile, and cardiac pharmacology of intranasally administered etripamil in a randomized, double-blind, placebo controlled, single ascending dose trial. The primary objective of this trial was to determine the maximum tolerated dose or maximum feasible dose of two different formulations of etripamil administered via the nasal route in healthy, adult male subjects. All doses of etripamil were generally well tolerated, and there was no difference in the safety profile and PK between the two formulations of etripamil, referred to as MSP2017A and MSP2017B. The most commonly reported side effects were related to nasal irritation and nasal congestion.  Tolerability areas of focus such as syncope, pre-syncope, lightheadedness, or decreases in systolic blood pressure below 90 mmHg or AV nodal blocks of second degree or worse were not reported or observed. The study of MSP2017A was stopped at 60 mg and MSP2017B was further studied at higher doses (105 mg and 140 mg). The Phase 1 results supported the selection of four doses of etripamil for Phase 2 development. We are using this Phase 1 data to support further clinical development of etripamil in two indications: PSVT and AFib-RVR.

Following nasal administration of etripamil, PK analyses demonstrated rapid absorption and elimination, a dose proportional systemic exposure, or area under the curve, and maximum plasma concentration for etripamil and its primary inactive metabolite. These findings were consistent across a range of seven doses tested up to 140 mg. The 140 mg dose was the maximal feasible dose because neither the concentration (350 mg/mL) nor the volume (200 µL) of solution administered in each nostril could be increased. Due to these characteristics of formulation and delivery, a maximum tolerated dose of etripamil was not established. The figure below shows the rapid absorption via the nasal route and the rapid decrease in plasma concentration of etripamil.

Phase 1: (MSP-2017-1096)

Pharmacokinetic Profile of Etripamil Plasma Concentrations

Error bars indicate standard error of the mean

Prolongation of the PR interval as measured by ECGs was taken as the pharmacodynamic (PD) measure. A linear relationship was observed between the dose of etripamil and prolongation of the PR interval. The 60 mg, 105 mg, and 140 mg doses demonstrated a 10% or greater PR prolongation, which is shown in the figure below. This correlates with the reported slowing of conduction over the AV node that is necessary to convert an SVT episode to sinus rhythm. Such slowing of conduction has already been observed clinically with IV AV nodal-blocking agents such as adenosine, verapamil, and tecadenoson.

Phase 1: (MSP-2017-1096) - Pharmacology

We completed a second Phase 1 trial, NODE-102, comparing the PK and PD of etripamil 35 mg, 70 mg, and 105 mg versus placebo in Japanese and non-Japanese healthy volunteers. Once we determined there was no difference in PK and PD of etripamil between Japanese and non-Japanese participants, we pooled the data from the overall populations into a single dataset. We believe this trial provides further justification for the selected 70 mg dose in our Phase 3 program and may be used to support further clinical development of etripamil in Japan.

As shown in the figure below, we observed a correlation between the PK profile of etripamil 70 mg, measured by change in PR interval from baseline over time, and the plasma concentrations of etripamil.  With regard to pharmacodynamics, we believe an approximately 10% increase in the PR interval is a marker of meaningful AV nodal conduction needed to terminate an episode of PSVT.  The data as demonstrated on the blue line on the graph below indicates that etripamil 70 mg is potentially impacting AV nodal conduction at meaningful levels for a period up to approximately 50 minutes.

Phase 1: (MSP-2017-1205) NODE-102

Comparison of PK and PD Profile of Etripamil 70mg
Mean Etripamil Plasma Concentration (ng/ml)
Mean Percentage Change from Baseline PR Interval
Target Threshold for PR Prolongation
Mean Etripamil Plasma Concentration (ng/ml)
PR Interval – Mean change from baseline (%)
Time (minutes)
0
20
40
60
80
100
120
140
160
10
30
50
70
90
-10%
0%
10%
20%

As noted in the discussion of the RAPID study below, the RAPID study will incorporate a repeat dose administration regimen of study drug (either 70 mg of etripamil or placebo).  Specifically, patients will be instructed to administer a repeat administration of study drug if they have not experienced symptom relief within 10 minutes of the first study drug administration. This tailored regimen utilizes a repeat-dose similar to current PSVT treatment practices with intravenous drugs in the emergency department setting.  A similar regimen, using repeat doses of 30 mg etripamil administered 10 minutes apart, was tested in one cohort of the original phase 1 trial (study MSP-2017-1096).  As shown in the figure below, this regimen allowed for greater systemic exposure to etripamil in this cohort, as measured by a second maximum concentration after the second administration, as well as a total Area Under the Curve.  We believe this PK data supports the hypothesis underlying our RAPID trial regimen that a second administration will improve the impact of etripamil on AV nodal conduction and result in a greater therapeutic effect.

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

Phase 2: (MSP-2017-1109) NODE 1 - Etripamil Conversion Rates from SVT to Sinus Rhythm

In a post-hoc analysis conducted to help inform our Phase 3 trial design, the patients’ time to conversion to sinus rhythm was examined. As shown in the following Kaplan Meier plot of patients successfully converting to sinus rhythm during the 15-minute study window, the three highest doses of etripamil (140 mg, 105 mg and 70 mg) showed statistically significant shorter time to conversion compared with placebo. The 70 mg dose showed a rapid onset of action with a median time to conversion of less than three minutes after nasal administration of etripamil.

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

A total of three patients experienced severe adverse events that were considered possibly related to etripamil. One patient who received a 35mg dose of etripamil experienced facial flushing, shortness of breath, and chest discomfort. One patient who received a 105 mg dose of etripamil had nausea and vomiting, as well as a severe and serious cough. One patient who received a 140 mg dose of etripamil experienced a severe adverse event of second-degree AV block with hypotension beginning five minutes after conversion to sinus rhythm. The AV block resolved after 43 minutes, and ablation was subsequently performed. There were no adverse events that led to study discontinuation or death.

Calcium channel blockers have the potential to cause hypotension as a side effect. In our Phase 2 clinical trial, we recorded vital signs, including heart rate and blood pressure, before induction of SVT and every two minutes for 30 minutes after study drug was given (see figure below). We observed no meaningful reduction in mean blood pressure in the 35 mg or 70 mg etripamil cohorts but observed a transient decrease in the mean blood pressure in the two highest cohorts, 105 mg and 140 mg. Due to the induction of SVT, the mean systolic blood pressure decreased at time 0 compared to the average at 20 and 10 minutes before SVT induction. Compared to baseline and time 0, systolic blood pressure measurements recorded from 2 minutes to 16 minutes post study drug administration showed no decrease in mean systolic blood pressure in the placebo or 35 mg groups, and maximum mean decreases of 2 mmHg four minutes post dose in the 70 mg group, 17

mmHg six minutes post dose in the 105 mg group, and 20 mmHg six minutes and eight minutes post dose in the 140 mg group.

Phase 2: (MSP-2017-1109) NODE 1 – Etripamil Systolic Blood Pressure Over Time

* p < 0.05 vs baseline.

Baseline is defined as the average of the -20 and -10 minutes pre-dose measurements. Time 0 is defined as the average of the measurements during SVT between -5 and 0 minutes before study drug administration. Mean and standard error (SEs) values were calculated based on available data at the relevant time point. MSP-2017 means etripamil. Error bars indicate standard error of the mean.

Based on the combination of efficacy and safety data from our Phase 2 trial, we selected the 70 mg dose of etripamil for our subsequent clinical trials.

Ongoing and Planned Clinical Development of PSVT

Based on our interactions with the regulatory agencies, our planned Phase 3 clinical program includes:

•	NODE-301, a pivotal efficacy trial to assess the time to conversion of etripamil compared to placebo in the at-home setting.
•	RAPID, a confirmatory pivotal efficacy trial to assess the time to conversion of etripamil compared to placebo in the at-home setting.
•	NODE-302, an open-label extension of NODE301 to enroll patients who have completed NODE301 in order to collect safety data on subsequent episodes in the at-home setting and.
•	NODE-303, an open-label global safety trial to complete the safety assessment of etripamil in the at-home setting to support an NDA.

Phase 3 Clinical Trials

RAPID. The RAPID trial was originally an ongoing trial named NODE-301 part 2 and was designed to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events. After receiving guidance from the FDA on our Phase 3 program, we have amended and expanded NODE-301 part 2 and renamed it the RAPID trial.  The RAPID trial will enroll approximately 500 patients in total and will be completed after a total of 180 confirmed SVT events are reached. Patients enrolled in the RAPID trial are randomized 1:1 (etripamil:placebo). The graphic below shows the design of the RAPID trial. The protocol amendment changing NODE-301 part 2 to RAPID and incorporating the repeat dose administration was fully implemented across all clinical study sites over a time period that completed in 2021. Before the repeat dose amendment was fully implemented, a total of 33 patients dosed themselves with single dose study drug of which 31 were confirmed by the adjudication committee to be SVT (i.e. groups C+D in the trial design graphic).  The patients in the combined groups C+D are randomized 2:1 (etripamil:placebo)

Phase 3: (MSP-2017-1138) RAPID – Trial Design

(1) Arms C and D (single dose) will be only the patients enrolled under NODE-301 who have had an episode prior to the RAPID Study protocol amendment

(2) Wilcoxon analysis modeling from NODE-301 data

Under an updated statistical analysis plan, or SAP, the primary efficacy endpoint for both the RAPID and NODE-301 studies will be defined as time to conversion over the first 30 minutes, with a target p- value of less than 0.05 for each study. We believe, this endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting the emergency department. Based on interactions with PSVT treating physicians and cardiovascular thought leaders, we believe that a 50% conversion rate within 60 minutes is a clinically meaningful outcome given the symptomatic nature of SVT episodes and the lack of approved at-home treatments.

When employing the updated SAP retrospectively to the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02).  Applying the same primary endpoint to the RAPID study and powering the study at 90% to detect a 19% difference of etripamil versus placebo in 30 minute time to conversion that was observed in the NODE-301 study results in the size of 180 confirmed PSVT events. A total sample size of 180 patients in RAPID with a positively adjudicated PSVT episode, randomized at a range of 1:1 to 2:1 ratio (active : control) provides at least 90% power to detect a significant treatment difference for the primary endpoint at a two-sided significance level of 0.05. This sample size was calculated based on internal modeling of the Part 1 data where etripamil had a higher conversion rate (54% versus 35% at 30 minutes), and also a more rapid conversion rate (32% versus 14% at 10 minutes). Assuming a type I error rate of alpha = 0.05 and a ratio in the number of positively adjudicated episodes of PSVT etripamil placebo between 1:1 and 2:1, a minimum of 80 positive conversion events will be required.  Based on internal modeling, 180 patients with a positively adjudicated PSVT episode and 80 positive conversion events will attain greater than 90% power on the primary variable of time to conversion (using a 2-sided Wilcoxon test). Later and earlier time points for time to conversion as well as patient reported outcomes and emergency department utilization will also be assessed as part of secondary analyses to fully characterize the efficacy profile of etripamil.

The RAPID study is being conducted in North America and in multiple countries in Europe.  The trial was initiated in North America during the fourth quarter of 2020, amidst the COVID-19 pandemic.  The first patient was dosed in November 2020.

NODE-301.  NODE-301 is a placebo-controlled Phase 3 clinical trial conducted in the United States and Canada to evaluate 70 mg of etripamil versus placebo in terminating an SVT episode in the at-home setting. As shown in the figure below, the primary endpoint is the time to conversion over a five-hour monitoring period following the administration of the study drug. Prior to randomization, eligible patients administered a test dose of 70 mg of etripamil in the investigator’s office while in sinus rhythm in order to assess tolerability. Patients successfully completing the test dose were randomly assigned to the etripamil or placebo cohorts (2:1 randomization) and sent home with the study drug and a small portable cardiac monitor to be used during the patient’s subsequent SVT episode. Upon experiencing symptoms of their next SVT episode, patients were instructed to first apply the cardiac monitoring device to record ECG data, then attempt a vagal maneuver, and if that was not successful in terminating the episode, to then administer the drug. Patients’ ECG data was recorded using the cardiac monitoring device for a period of five hours after study drug administration. Patients returned to the clinic for a follow up visit within one week following their SVT event for collection of further information. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada, with 156 patients (107 etripamil, 49 placebo) receiving etripamil for an adjudicated true PSVT episode.

In March 2020, we reported topline results of the first part of the NODE-301 trial. The first part of NODE-301 did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration. The median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo. As shown in the top figure below, despite the activity of etripamil and separation from placebo in the first approximately sixty minutes following study drug administration, a time period consistent with the pharmacological activity of the drug, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint. We also analyzed the first 30 minutes of the Kaplan Meier curve, shown in the bottom graph below, and the post hoc results at that time point were a 54% rate of conversion for the etripamil patients and 35% for the placebo patients. The results were statistically significant with a hazard ratio of 1.87 and a p-value of 0.02.

Phase 3: (MSP-2017-1138) NODE-301 Part 1 Efficacy – Time to Conversion over 5 Hours

(Post hoc analysis – Time to Conversion over 30 minutes)

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

Phase 3: (MSP-2017-1138) NODE-301 Key Secondary Efficacy Endpoints

Overall, etripamil was well tolerated when self-administered as a test dose during sinus rhythm or as a post-randomization dose during symptomatic PSVT. The most common (≥5%) adverse events occurring within 24 hours of a test dose or those occurring more frequently with etripamil within 24 hours of a randomized dose were nasal discomfort, nasal congestion, epistaxis, rhinorrhea, throat irritation, and increased lacrimation, all of which were related to the nasal route of administration. The incidence of all other adverse events, including those related to abnormal vital signs, laboratory results, and ECG findings, was balanced between the 2 groups. No serious adverse events were observed within 24 hours of taking study drug.

NODE-302.  NODE-302 is the open label extension trial of NODE-301. We designed NODE-302 to primarily evaluate the safety of etripamil when self-administered without medical supervision and to monitor the safety and efficacy of etripamil for the treatment of multiple episodes of SVT.

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

We initiated NODE-302 in December 2018. The trial completed enrollment in 2020 and the study is in the process of being published. Overall, the safety and tolerability profile of etripamil 70 mg was favorable and generally consistent with what was observed in the NODE-301 study.

NODE-303.  NODE-303 is an open-label global safety trial enrolling patients who did not participate in NODE-301 or NODE-302 or RAPID in order to collect safety data that when combined with the safety data from the rest of the program will form the safety dataset to be evaluated by the FDA and other regulatory agencies to form the basis for marketing approval.  We designed NODE-303 to evaluate the safety of etripamil when self-administered without medical supervision, and to evaluate the safety and efficacy of etripamil on multiple SVT episodes. The NODE-303 trial is designed to more closely mimic the expected utilization of etripamil in the post approval setting and for example does not include an in-office safety test dose and includes a broad patient population, including patients taking concomitant betablockers and calcium channel blockers In this study, patients have the opportunity to manage up to four episodes of SVT. NODE-303 was initiated in October 2019 utilizing the single 70 mg etripamil administration. In 2021, following FDA’s acceptance, we initiated the change from the single 70 mg etripamil administration to the 70 mg repeat dose treatment regimen.  The FDA’s acceptance was based on initial safety data of the repeat dose regimen experience gained in the RAPID study and the overall safety data from the etripamil clinical program to date.

Atrial Fibrillation

Atrial fibrillation (AFib) is a common form of arrhythmia with an irregular and often rapid heart rate that can increase the risk of stroke, heart failure, and other heart-related complications. During AFib, the heart’s two upper chambers, the atria, beat chaotically and irregularly—out of coordination with the two lower chambers, the ventricles, of the heart, as shown in the figure below. AFib can occur with or without symptoms, with symptoms often including heart palpitations, shortness of breath, and weakness. Episodes of atrial fibrillation can come and go, or patients may have AFib that does not resolve. Although the heart arrhythmia in AFib itself usually is not life-threatening, it is a serious medical condition that sometimes requires emergency treatment. Additionally, AFib is associated with elevated risk of embolism and stroke and anticoagulant medications, also called blood thinners, are commonly prescribed to manage this risk. Uncertainty around symptom timing and episode length may impact a patient’s quality of life.

Classification of AF is used to determine the appropriate treatment modality for patients. The American Heart Association, or AHA, and the American College of Cardiology, or ACC, categorize AFib patients based on disease progression. These categories are defined as follows: paroxysmal ,which involves AFib episodes that resolve spontaneously within seven days of symptom onset; persistent, which involves AFib episodes that fail to terminate within seven days of symptom onset and require treatment to convert back to sinus rhythm; long-standing persistent, which involves atrial fibrillation episodes that last longer than one year despite continued attempts to restore sinus rhythm; and permanent, which involves a joint decision by the treating provider and patient to no longer pursue cardioversion and leave the patient in AFib, focusing on rate control and symptom management. Disease progression in AFib is common with approximately 40% of AFib patients in the paroxysmal stage, 30% of AFib patients in the persistent and long-standing persistent stage, and 30% of AFib patients in the permanent stage. For purposes of simplicity, we do not differentiate the long-standing persistent classification from the persistent classification as the clinical impact of this differentiation has not been characterized. Concomitant structural heart irregularities including valvular dysfunction and the presence of active symptoms may also help to characterize patients and influence treatment decisions.

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

Current Treatment Options for AFib

There are currently two pharmacological approaches to managing atrial fibrillation: rate control to lower a rapid heart rate and rhythm control to restore and maintain a regular (sinus) rhythm and prevent recurrent AFib episodes. Either of these pharmacological management approaches may be administered chronically or acutely, depending on patient preference and episode frequency and/or severity. The decision to pursue rate and/or rhythm control for AFib episodes is dependent on a variety of factors, including episode severity, episode frequency, patient preference, and safety and tolerability of treatments. Several rhythm control strategies exist, including electrical cardioversion, catheter ablation and anti-arrhythmic drug therapy. For rate control, the rapid heart rate of atrial fibrillation is typically treated with AV nodal blocking drugs (for example, calcium channel blockers, beta blockers, or less commonly digoxin) to control symptoms and improve cardiac function/hemodynamic stability. Oral rate control drugs used acutely do not provide immediate ventricular rate control due to a 30-to-60-minute delayed onset of action. Breakthrough episodes of symptomatic AFib often require urgent medical treatment with IV calcium channel blockers and beta-blockers under medical supervision, usually in the emergency department to quickly reduce heart rate before transitioning a patient back to oral therapy.

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

Rate controlling agents (for example, calcium channel blockers and beta blockers) may also be administered acutely on an as needed (or PRN) basis. Though the AHA and ACC guidelines do not explicitly acknowledge this approach, participants in market research conducted by us indicate a significant share of patients are managed this way. PRN rate control is more prominently used in paroxysmal patients who do not tolerate chronic medications but experience symptomatic, infrequent AFib episodes. Our patient market research from 2018 estimated that approximately 40% of patients use an additional rate control medication to manage acute symptoms of atrial fibrillation. Additionally, our physician market research commissioned in 2021 suggests that both clinical/interventional cardiologists and electrophysiologists prescribe PRN rate control for some of their paroxysmal and persistent patients.

Market Opportunity – AFib

The American Heart Association estimates that in 2016 approximately five million people suffered from AFib in the United States. This estimate is projected to increase over the next ten years; the AHA suggests a prevalence of seven million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12 million over the same time period, representing an approximately 6% annual growth rate. From market research with treating physicians, we estimate that approximately 40% of these patients have paroxysmal AFib, 30% have persistent AFib, and 30% have permanent AFib. Acute episodes of symptomatic AFib are often treated with the approaches described above. However, due to the concerning nature of AFib symptoms, patients often present to the emergency department. In the ED, patients are treated with IV calcium channel blockers or beta-blockers to quickly reduce heart rate and/or anti-arrhythmic or electrical cardioversion before transitioning a patient back to oral therapy. According to the Healthcare and Utilization Project, 660,000 patient visits to the emergency department in 2016 were attributed to AFib (ICD-10 diagnosis codes I48.0, I48.1, I48.2, I48.91). Additionally, approximately 465,000 patients were admitted to the hospital with AFib (same ICD-10 codes).

Our qualitative and quantitative market research indicates that the target addressable market for etripamil in patients with AFib-RVR is approximately 30-40% of the five million patients with atrial fibrillation. We derive this percentage estimate from 2021 market research studies conducted by us that involved qualitative interviews and quantitative surveys with a total of 275 electrophysiologists, general cardiologists, and interventional cardiologists. The physicians in the two studies were asked to estimate the share of patients experiencing ≥1 symptomatic episode of AFib-RVR requiring treatment per year. In response, physicians in the quantitative survey reported approximately 40% of paroxysmal patients, 40% of persistent patients, and 30% of permanent patients met this classification. This research suggests the share of patients experiencing ≥1 symptomatic episode of AFib requiring treatment may constitute 30-40% of the prevalent atrial fibrillation population on a weighted average basis.

We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate in the at-home setting to provide a supplemental option to the acute oral rate or rhythm control strategy their physician would use. When presented with a target product profile reflecting this potential use case, approximately two thirds of the physicians in the 2021 market research study perceived utility in the product profile, which could serve as a “bridge” to the onset of acute oral agents. According to physicians, it can take hours for patients to feel an alleviation of symptoms using acute oral rate and rhythm control. During this time, patients may experience concerning symptoms that often prompt them to seek emergent care. We believe that the combination of convenient delivery, potency, rapid onset and short duration of action of etripamil has the potential to move the current treatment setting for some acute episodes of AFib out of the burdensome and costly emergency department.

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

Clinical Development Plan for Atrial Fibrillation

We began enrollment in our Phase 2 proof-of-concept clinical trial, named ReVeRA, in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in patients with atrial fibrillation and rapid ventricular rate. The ReVeRA Phase 2 double blind, placebo controlled, proof-of-concept trial is conducted in Canada in collaboration with the Montreal Heart Institute and other research centers and is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is to be conducted in the hospital or emergency department setting under medical supervision. The COVID-19 pandemic and its impact on emergency departments and hospital personnel has resulted in significantly slower than expected enrollment for this trial.

Etripamil in Other Therapeutic Applications

Our goal in expanding our pipeline around etripamil is to apply the same paradigm-changing aspiration that we have for supraventricular tachycardias like PSVT and AFib to other cardiac and potentially non-cardiac conditions where we believe that a rapid-onset, short-acting dihydropyridine L-type calcium channel blocker could potentially deliver significant clinical and quality of life benefits for patients. We believe that the insights that led to the development of etripamil for the treatment of PSVT are relevant in other indications where AV-nodal blocking agents with blood vessel widening activity have demonstrated clinical utility. Both calcium channel blockers and beta blockers are commonly used to manage not only supraventricular tachycardias like PSVT or AFib, but also for the treatment of chronic stable angina and angina due to coronary artery spasm.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If etripamil receives marketing approval, we plan to commercialize it in the United States with a focused, specialty sales force that could consist of our own employees, outsourced sales professionals, or a hybrid model using both internal and external resources. We believe that this commercial organization at the launch of etripamil will consist of approximately 150 to 200 field sales representatives that will call on top-prescribing clinical cardiologists, interventional cardiologists, electrophysiologists, and high-volume primary care physicians who have a history of prescribing anti-arrhythmic therapies. We believe an organization of this size would allow us to reach prescribers that collectively care for a substantial portion of patients diagnosed with PSVT in the United States. Given the importance of increasing awareness and educating patients with PSVT, we also anticipate deploying focused direct-to-patient marketing campaigns for etripamil. We anticipate that our sales force could also support the commercialization of additional product candidates treating cardiovascular diseases. We would expect to conduct most of the buildout of our commercial organization following NDA submission for etripamil. At this time, we may pursue and believe that we can maximize the value of etripamil by retaining commercialization rights in the United States and entering into collaboration agreements for certain territories outside the United States, including the European Union.

Manufacturing

We currently rely on third party contract manufacturing organizations, or CMOs, for all of our required raw materials, nasal spray device, active pharmaceutical ingredient (API) and finished product for our clinical trials and for our preclinical research. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over our CMOs and have implemented a comprehensive plan for audits of our CMOs. Currently, we have development contracts and quality agreements with our CMOs for the manufacturing of etripamil drug substance and drug product. We currently have enough manufactured supply of etripamil to complete our ongoing registration trials. We also may elect to pursue additional CMOs for manufacturing supplies of regulatory starting materials in the future and for the filling of the nasal spray device, labeling, packaging, storage and distribution of investigational drug products. We plan to continue to rely on third party manufacturers for any future trials and commercialization of etripamil, if approved. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements at this time with these CMOs to cover commercial production. If etripamil is approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of etripamil.

Competition

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of etripamil or any other product candidate for which we may receive marketing approval include differentiation any competitor’s product regarding efficacy, safety, tolerability, dosing convenience, price, coverage and reimbursement. Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals and commercializing those product candidates in the United States and in foreign countries. It is also possible that a competitor may develop a cure or more effective treatment method for the diseases we are targeting, which could render our current or future product candidates non-competitive or obsolete, or reduce the demand for our product candidates before we can recover our development and commercialization expenses.

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

For atrial fibrillation, there are a number of marketed generic antiarrhythmic drugs that are used for chronic and/or acute rate control, such as metoprolol, propranolol, esmolol, pindolol, atenolol, nadolol, verapamil and diltiazem. We are aware of several drugs or new formulations of existing drugs under development or recently under development for atrial fibrillation, including InRhythm (flecainide), a sodium channel blocker in Phase II from InCarda Therapeutics, Inc., and Gencaro (bucindolol hydrochloride), a beta blocker in Phase 2 from ARCA biopharma, Inc.

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

As of March 21, 2022, our patent portfolio as it pertains to etripamil included:

•      a patent family containing six U.S. patents, projected to expire in 2028, a pending U.S. patent application, which, if granted, is projected to expire in 2028, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, New Zealand and South Korea, directed to etripamil, pharmaceutical compositions including etripamil, and uses of etripamil such as to treat angina or cardiac arrhythmias, including PSVT and atrial fibrillation; and

•      a patent family containing one U.S. patent, projected to expire in 2036, a pending U.S. patent application, which, if granted, is projected to expire in 2036, as well as corresponding patents in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, Russia, South Africa, and Ukraine and corresponding patent applications in Brazil, Canada, China, Europe, Hong Kong, India, New Zealand, South Africa, and South Korea, directed to formulations including etripamil, methods of making such formulations, and uses of such formulations to treat angina or cardiac arrhythmias, such as PSVT and atrial fibrillation.

•      a patent family containing two pending U.S. provisional patent applications and a pending Canadian patent application, which, if granted, is projected to expire in 2041, directed to uses of formulations including etripamil to treat angina, cardiac arrhythmias, such as PSVT and atrial fibrillation, or migraines.

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

Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; and operate without infringing valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents that cover these activities. With respect to our owned intellectual property, we cannot be sure that patents will issue from any of the pending patent applications which we own or from any patent applications that we may file in the future, nor can we be sure that any patents that may be issued in the future to us will be commercially useful in protecting etripamil or any future product candidates and methods of using or manufacturing the same. Moreover, we may be unable to obtain patent protection for certain aspects of etripamil or future product candidates generally, as well as with respect to certain indications. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property

Government Regulation and Product Approval

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA and the Infrastructure Investment and Jobs Act, will continue through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or  similar policy initiatives will be implemented in the future.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that governmental action will be taken in response to the COVID-19 pandemic.

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

Employees and Human Capital

Patients inspire all we do. Milestone employees are passionate about creating a solution for patients who suffer from PSVT and other related illness as we work together on our mission to develop innovative cardiovascular medicines. We have built a culture of high performance based on our core values:

◾	Patients First: Everything we do is with the patient in mind. We listen to and partner with patients and place their well-being at the core of all our initiatives.

Our patients inspire us.

◾	Teamwork: Milestone employees support, challenge and care for each other.

Employees engage with one another through their teams, but also through our weekly gatherings, outings and friendly competitions and challenges.

Collaboration is key.

◾	Entrepreneurial Mindset: Milestone places a high value on grit, courage and resolve. Milestone’s organizational energy has the sense of a startup.

Employees are encouraged to think like an owner.

◾	Every Idea Matters: Sometimes the best ideas evolve from where it is least expected.

All ideas are welcome.

◾	Humility, Empathy and Integrity: We act individually and as a team with these three attributes in mind in all we do.

We care to do what is right.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

As of December 31, 2021, we had 29 full-time employees, 15 of whom were primarily engaged in research and development activities. Seven of these employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

Facilities

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025 with an option to terminate in November 2023. We also have a U.S. subsidiary in Charlotte, North Carolina that occupies 5,116 square feet of leased office space under a lease that expires in July 2022. We  plan to expand the office space in Charlotte, NC to meet the future needs of our growing U.S. subsidiary for preparation of commercialization.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Corporate Information

Our principal executive offices are located at 1111 Dr. Frederik-Philips Blvd., Suite 420, Montréal, Québec, Canada H4M 2X6, and our telephone number is (514) 336-0444. Our US offices are located at 7422 Carmel Executive Park Drive, Suite 300 Charlotte, NC 28226 and our telephone number is (704) 848-5316.

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

ITEM 1A.     RISK FACTORS

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $42.9 million and $50.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $206.3 million We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The ongoing COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of this annual report, it is not possible to reliably estimate the length and severity of these developments. We expect that our existing cash and cash equivalents to be sufficient to fund our operations under our current operating plan.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

Economic uncertainty, including related to inflation, may adversely affect our results of operations.

Our results of operations may be materially affected by global economic conditions, including inflation, which has recently increased at the fastest pace in nearly 40 years, sustained uncertainty regarding future economic conditions, prolonged tightening of credit markets and changes in tax rates. In recent years, the U.S. and other significant economic markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. While such uncertainty persists, investor concerns over inflation, market volatility and the ongoing COVID-19 pandemic may cause deteriorating market conditions with adverse effects on our business, financial condition and operating results.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2021, we had Canadian federal and provincial non-capital loss carry forwards of $149.0 million and $146.7 million, respectively, which expire beginning in 2027 through 2041. In addition, we also have scientific research and experimental development expenditures of $18.1 million and $22.2 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our subsidiary’s ability to use its U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2021, we had U.S. federal net operating loss carryforwards, or NOLs, of $26.3 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly owned subsidiary. Under current U.S. federal tax law, NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs in taxable years beginning after December 31, 2021 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre change NOL carryforwards and other pre change tax attributes (such as research tax credits) to offset its post change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, and could be affected by future health epidemics.

Our business, operations and clinical development timelines and plans have been, and could in the future be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs and manufacturers upon whom we rely.

The ongoing COVID-19 pandemic has resulted in many state, local and foreign governments implementing various quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease, which changing restrictions have resulted in periods of business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events.  We implemented a work-from-home policy for all employees, which is no longer in place, we now have a hybrid model, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. While the situation continues to evolve and certain locations have reduced some of the restrictions initially adopted in response to the pandemic, new restrictions could be implemented, or prior restrictions reinstated in order to address any resurgences in cases of COVID-19, including those related to newer strains such as the Delta and Omicron variants. These actions, and the uncertainty about the ever evolving landscape, could negatively impact productivity and disrupt our business and operations.

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

In addition, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the full extent of the economic impact brought by and the duration of the panedmic may be difficult to assess or predict, the pandemic could result in future periods of significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, further recessions or market correction resulting from the sustained pandemic could materially affect our business and the value of our common shares.

The ultimate impact of the pandemic or a similar health epidemic is highly uncertain and subject to future developments that are highly uncertain, including as a result of evolving variants of the disease, the actions taken to contain or treat it, including the likelihood of achieving widespread global vaccination rates, and the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels. We do not yet know the full extent of the potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.

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

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	interruptions resulting from public health emergencies, including those related to the COVID-19 pandemic, or other geopolitical tensions, such as Russia’s recent incursion into Ukraine,; or
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Our product candidates will require clinical testing before we are prepared to submit an NDA, or comparable application to foreign regulatory authorities, for regulatory approval. We cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or foreign regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for etripamil and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. As a result, we were required to submit a protocol amendment to the FDA for the RAPID trial.

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

In our Phase 2 clinical trial of etripamil for the treatment of PSVT, only 104 of 199 enrolled patients completed the trials, with 70 patients unable to induce or sustain episodes of SVT during the trial period. The first Phase 3 trial of PSVT for etripamil enrolled over 400 diagnosed patients with PSVT meeting inclusion and exclusion criteria in order to achieve the required treatment of 150 confirmed PSVT episodes.  PSVT is episodic and unpredictable, and all of our Phase 3 trial designs depend on patients experiencing and recognizing an episode of SVT, self-administering etripamil and monitoring their cardiac activity using a monitoring device. We cannot control the timing of these episodes or guarantee that patients will correctly recognize the episode, self-administer etripamil and use the cardiac monitor as directed. We also cannot predict with certainty the number or timing of any SVT episodes for those patients that enroll in the trial. Conducting a Phase 3 clinical trial for a PSVT treatment in an at-home setting is paradigm changing, and subject to a number of risks. There is limited, if any, meaningful precedent from which to inform our trial design and make assumptions about patient enrollment and compliance. Accordingly, our Phase 3 trial design is subject to significantly more risks than if there were numerous studies upon which we could model our protocols. Our efficacy and safety databases could take significantly longer to populate than projected, which would add cost to our development program and delay any potential approval of etripamil.

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

We intend to continue to periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

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

We intend to seek approval to market etripamil outside of the United States and may do so for future product candidates. If we market approved products outside of the United States, we expect that we will be subject to additional risks in commercialization including:

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

The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors),  other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA mandated “Cadillac” tax on high cost employer sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing the Trump Administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict the likelihood, nature or extent of health reform initiatives that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, etripamil or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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
•

operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including public health emergencies, such as the COVID-19 pandemic, natural disasters, such as earthquakes, fires or floods, the bankruptcy of the manufacturer or supplier, carrier disruptions or increased costs that are beyond our control, and global macro uncertainty related to the Ukraine – Russia crisis.

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

As of December 31, 2021, we had 29 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our current or future acquisitions or strategic collaborations could increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively search for and continually evaluate various acquisition and strategic collaboration opportunities, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Our collaborations, including any future acquisitions or strategic partnerships, may entail numerous risks, including:

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

In addition, in connection with our current or future acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable future acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or drugs that may be important to the development of our business.

Risks Related to Ownership of Our Common Shares

The market price of our common shares has been and may continue to be volatile and fluctuate substantially, and you could lose all or part of your investment.

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through March 21, 2022, the price of our common shares has ranged from $1.70 per share to $27.15 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common shares may be influenced by the following:

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
•

general economic, political, and market conditions , including deteriorating market conditions due to investor concerns regarding inflation and Russian hostilities in Ukraine and overall fluctuations in the financial markets in the United States and abroad; and

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

Geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

At the end of 2021 and into 2022, tensions between the U.S. and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and in February 2022, Russia initiated a military conflict across Ukraine. In response, NATO has deployed additional military forces to Eastern Europe, including to Lithuania and Romania, and Australia, Britain, the European Union, Japan, Switzerland, Taiwan, the U.S. and other countries announced punishing sanctions against Russia. The Russo-Ukranian conflict and any retaliatory measures taken by the U.S. and NATO could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies. Although we do not have patients or clinical sites in Ukraine or Russia, we could experience an adverse affect our business and the price of our common stock.

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

Based upon our common shares outstanding as of December 31, 2021, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 65.2% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

We have broad discretion in the use of our cash and cash equivalents and may use them in ways in which you do not agree or in ways that do not increase the value of your investment.

Our management has broad discretion in the application of our cash and cash equivalents and could spend these funds in ways that do not improve our results of operations or enhance the value of our common shares. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents, in a manner that does not produce income or that loses value.

If we are a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. Holders (as defined below).

Based on the nature and composition of our income, assets, activities and market capitalization for our taxable year ending December 31, 2021, we believe that we may have been classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2021. Based on the expected nature and composition of our income and assets for our taxable year ending December 31, 2022, we expect that we may be classified as a PFIC for our taxable year ending December 31, 2022. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

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

As a public company, and particularly after we are no longer an EGC, we are incurring, and expect to continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly.

While we remain an EGC, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, in the future we will be required to furnish an attestation on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we will be engaged in additional internal processes to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, our independent registered public accounting firm may determine we have a material weakness or significant deficiency in our internal control over financial reporting once such firm begin its Section 404 reviews in the future, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025. We also have a U.S. subsidiary based in Charlotte, North Carolina. We believe that our facilities are adequate to meet our current needs and that additional space can be obtained on commercially reasonable terms as needed.

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

HOLDERS OF RECORD

As of December 31, 2021, there were 16 holders of record of our common shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our common shares on behalf of an indeterminate number of beneficial owners. All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, with subsequent indications to treat atrial fibrillation and rapid ventricular rate, or AFib-RVR, and other cardiovascular indications.

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

Our late-stage etripamil clinical program for the treatment of PSVT is currently executing on two ongoing Phase 3 safety and efficacy trials, RAPID and NODE-303. The RAPID study is our ongoing pivotal Phase 3 safety and efficacy trial. This study enrolled its first patient in November 2020 and topline data is expected in mid-second half 2022. NODE-303 is an open-label global safety trial enrolling patients to collect safety data that when combined with the safety data from the rest of the program will form the safety dataset to be evaluated by the FDA and other regulatory agencies to form the basis for marketing approval. We have also completed our first Phase 3 safety and efficacy trial of etripamil, NODE-301, and its open-label safety extension trial, NODE-302. In addition to our PSVT clinical program, we began enrollment of patients in a Phase 2 proof-of-concept clinical trial titled ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate during AFib-RVR episodes.

In March 2020, we reported topline results of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which is a placebo-controlled Phase 3 safety and efficacy trial. NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five hour period in which patients wore a cardiac monitor following study drug administration.

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

When employing the updated SAP retrospectively to the NODE-301 data, results in 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). Applying the same primary endpoint to the RAPID study, powering the study at 90% and using alpha of 0.05 to detect a 19% difference of etripamil versus placebo in 30 minute time to conversion that was observed in the NODE-301 study results in the size of 180 confirmed PSVT events.

The RAPID study, is designed very similarly to NODE-301 however, will introduce a new treatment regimen to the program. Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID trial allows for repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who have not experienced symptom relief within ten minutes of the first study drug administration. This repeat dose regimen, which is similar to current PSVT treatment practices in the emergency department setting, is tailored to the pharmacokinetic profile of etripamil to deliver increased exposure over approximately the first 30 minutes following initial administration. We believe that the repeat administration could benefit a broader group of patients, including those with more persistent episodes.

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

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision, and evaluating the treatment safety and efficacy of etripamil on multiple SVT episodes. The study initiated with the etripamil 70 mg single dose regimen and the 70 mg repeat dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol change.  The trial is designed to add to the safety data from the remainder of the development program, including both the NODE-301 and RAPID trials, in order to fulfill the safety data set needed for NDA filing. Our plan is to ascertain the final sizing of the trial following future discussions with the FDA and other regulatory authorities.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

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

Since inception, we have incurred significant operating losses. For the years ended December 31, 2021 and 2020, we recorded net losses of $42.9 million and $50.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $206.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $114.1 million of cash and cash equivalents at December 31, 2021.

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

Recent Developments

On February 15, 2022, the Company announced the appointment of David Bharucha, M.D., Ph.D., as Chief Medical Officer. Dr. Bharucha is a cardiac electrophysiologist who brings to Milestone over thirty years of global drug development and clinical experience across a range of therapeutic areas, with a focus on cardiovascular medicine. He replaces Francis Plat, M.D., who transitioned to Chief Scientific Officer of the Company and, following the completion of the Phase 3 RAPID trial in the second half of 2022, will transition further to serve in an advisory capacity.

COVID-19 Business Update

The periods of reduced global economic activity and volatility, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.  Our global workforce is utilizing a hybrid remote and office based model and this adjustment may adversely impact our business (see below for discussion on Clinical Development impacts). In addition, working at home policies could increase cybersecurity risk and communication disruptions.  The ongoing pandemic has resulted in many state, local and foreign governments implementing, and continually making adjustments to, restrictions as the spread and severity of the COVID-19 virus has impacted their territories, including as it relates to newer strains such as the Delta and Omicron variants.  We continue to closely monitor the pandemic as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity.  For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. The COVID-19 pandemic continues to impact patient enrollment rates in all of our clinical studies. While COVID-19 resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the PSVT clinical program average overall enrollment rate has stabilized in 2021. During the first three quarters of 2021, the COVID-19 pandemic delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials or conduct of existing trials.  It also delayed the initiation of enrollment for our ReVeRA trial of etripamil for AFib-RVR performed in the acute care hospital setting in Quebec, Canada, due to closures of clinical sites as well as to the increased stress that COVID-19 places on Emergency Departments logistics and staff.  Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, and if phased reopening’s stall or are limited due to continued spread of COVID-19, including variants, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Other Financial and Corporate Impacts

While we expect the COVID-19 pandemic to continue to affect our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, business closure requirements in the United States, Canada, Europe and other countries, the timing and unpredictability of achieving widespread vaccination rates, the effectiveness of any vaccines against new variants, and the timing of the return of the global economy to pre-pandemic levels. In addition, we may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and Russian hostilities in Ukraine and overall fluctuations in the financial markets in the United States and abroad.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues for the current year are from the license and collaboration agreement with Ji Xing and are comprised of a non-refundable upfront cash payment received on June 22, 2021. For additional information about our Revenue,  see “Note 2— Summary of Significant Accounting Policies, and Note 3 - Revenue.”

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change

Revenue	$15,000	—	$15,000	100.0%

Operating expenses
Research and development, net of tax credits	38,671	34,488	4,183	12.1%
General and administrative	12,399	10,285	2,114	20.6%
Commercial	7,003	5,937	1,066	18.0%
Total operating expenses	58,073	50,710	7,363	14.5%
Loss from operations	(43,073)	(50,710)	7,637	(15.1)%
Interest income, net	220	726	(506)	(69.7)%
Loss before income taxes	(42,853)	(49,984)	7,131	(14.3)%
Income tax benefit	—	17	(17)	(100.0)%
Net loss	$(42,853)	$(49,967)	$7,114	(14.2)%

Revenue

We generated revenue of $15 million from upfront payments under the License Agreement during the year ended December 31, 2021.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the periods indicated.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Clinical	$30,984	$28,098	$2,886	10.3%
Drug manufacturing and formulation	5,691	4,580	1,111	24.3%
Regulatory and other costs	2,454	2,183	271	12.4%
Less: R&D tax credits	(458)	(373)	(85)	22.8%
Total R&D expenses	$38,671	$34,488	$4,183	12.1%

Research and development expenses increased by $4.2 million, or 12.1% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Clinical trial expense increased by $2.9 million mainly due to an increase of $1.5 million in clinical personnel related costs, higher clinical consulting fees and CRO costs due to advancing RAPID Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT along with an increase in non-cash compensation costs related to share-based compensation expense.

General and Administrative

General and administrative expenses increased by $2.1 million, or 20.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The primary contributor to the increase was due to the increase of personnel related costs for general and administrative expenses of  $1.4 million. This comprises $1.0 million non-cash compensation cost increase compared to prior year related to share-based compensation expense mainly due to high stock option valuation in 2020 and $0.4 million primarily due to the reversal of temporary salary implemented in June 2020.

Commercial

Commercial expenses increased by $1.1 million, or 18.0%, for the year ended December 31, 2021, compared to the same period in 2020. The increase is due to marketing and personnel related costs, mainly resulting from an increase in non-cash compensation costs related to share-based compensation expense.

Interest Income, net

Interest income, net, was $0.2 million and $0.7 million for the year ended December 31, 2021 and 2020, respectively.  The reduction in interest income was due to lower interest rates earned on investments in 2021 when compared to 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of December 31, 2021, we had cash and cash equivalents $114.1 million and an accumulated deficit of $206.3 million.

On May 15, 2021, pursuant to the License Agreement, we and affiliates of RTW Investments, LP, (RTW), or the Purchasers, entered into a securities purchase agreement pursuant to which we issued to the Purchasers, in a private placement, pre-funded warrants to purchase up to an aggregate of 910,746 of our common shares at a purchase price of $5.48 per pre-funded warrant, or the Private Placement. The gross proceeds to us from the Private Placement, excluding proceeds from the exercise price of the warrants, were approximately $5.0 million.

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

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our annual report, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash and cash equivalents and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. Based on our cash and cash equivalents as of December 31, 2021, including the upfront payment from Ji Xing and proceeds from the equity investment from the Purchasers, we expect to be able to support our ongoing operations into mid-2023.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. We expect to incur an increase in general and administrative expenses, and an increase in expenses related to commercial activities in 2022 as we focus our efforts on the clinical pathway and potential commercialization of etripamil. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we have exclusive development and commercialization rights for etripamil for all indications that we may pursue and as such have the potential to license development and or commercialization rights for etripamil to a potential partner. We plan to establish commercialization and marketing capabilities using a direct sales force to commercialize etripamil in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies. We have recently entered into such agreement Ji Xing, which is futher discussed below.

On May 15, 2021, we entered into the License Agreement with Ji Xing, which is an entity affiliated with RTW Investments, LP, (RTW) a beneficial owner of approximately 14.4% of the Company’s common shares. Under the License Agreement, we granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver the Company’s proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the following territories: People’s Republic of China, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). Ji Xing will be responsible for development and regulatory activities in the Territory, and we will remain responsible for certain manufacturing activities in the Territory, subject to the supply agreement subsequently entered into by us and Ji Xing as contemplated by the License Agreement (the Supply Agreement).  We received a non-refundable upfront cash payment of

$15 million and the right to future payments of up to $107.5 million in total development and sales milestone payments. In addition, we are entitled to receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. In addition, the COVID-19 pandemic has resulted in periods of reduced global economic activity and volatility. If the disruption contributes to future periods of disruption of the global financial markets, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(33,224)	$(50,732)	17,508	34.5%
Investing activities	70,000	(70,000)	140,000	200.0%
Financing activities	5,055	73,224	(68,169)	93.1%
Net increase (decrease) in cash and cash equivalents during the period	$41,831	$(47,508)	89,339

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 was $33.2 million, which consisted of a net loss of $42.9 million and a net change of $2.3 million in our operating assets and liabilities, in addition to non-cash charges of $7.4 million related to share-based compensation and depreciation expenses.

Net cash used in operating activities during the year ended December 31, 2020 was $50.7 million, which consisted of a net loss of $50.0 million and a net change of $5.7 million in our operating assets and liabilities offset by non-cash charges of $5.0 million related to share-based compensation and depreciation expenses.

Investing Activities

In the year ended December 31, 2021, we redeemed $85.0 million of short-term investments and we acquired $15.0 million of short-term investments. In the year ended December 30, 2020, we redeemed $20.0 million of short-term investments and we acquired $90.0 million of short-term investments.

Financing Activities

In the year ended December 31, 2021, our financing activities provided $5.0 million, consisting of net proceeds from the Private Placement and a de minimis amount of proceeds from the exercise of share options. In the year ended December 31, 2020, our financing activities provided $73.2 million, consisting of net proceeds of $24.9 million from the Private Placement, $23.2 million from the pre-funded warrants in a public offering, $24.8 million from the pre-funded warrants and proceeds of $0.3 million from the exercise of share options.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as at December 31, 2021, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs, CMOs and clinical trial sites which in turn impact the research & development expenses.
●	Estimate of the grant date fair value share options granted to employees, consultants and direct, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model.

Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

a) Research & Development Expenses — Accruals

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

b) Share-Based Compensation

We recognize compensation costs related to share options granted to employees, consultants and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. This Black-Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of our underlying common shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of our common shares. The estimated volatility creates a critical estimate because we have not been a public company long enough to demonstrate our own historical volatility. The grant date fair value of the share-based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards. Forfeitures are accounted for as they occur.

The following table summarizes, by grant date, the number of underlying common shares and the associated per-share exercise price, which was the fair value per share as determined by our board of directors on the applicable grant date, for share options granted during the years ended December 31, 2020 and 2021:

			Estimated
	Number of		Fair Value	Estimated
	Common Shares	Exercise	per Common	Per-Share
	Subject to	Price Per	Share at	Fair Value
	Options Granted	Common Share	Grant Date	of Options
January 6, 2020	13,000	$17.000	$17.000	$11.948
January 23, 2020	748,400	$21.480	$21.480	$15.248
February 10, 2020	3,760	$21.730	$21.730	$15.390
June 5, 2020	690,500	$3.740	$3.740	$2.610
June 26, 2020	11,000	$3.850	$3.850	$2.680
June 29, 2020	7,800	$3.830	$3.830	$2.740
October 1, 2020	60,000	$7.100	$7.100	$5.200
March 1, 2021	70,000	$7.510	$7.510	$5.672
March 24, 2021	1,793,950	$6.260	$6.260	$4.758
April 26, 2021	11,300	$5.910	$5.910	$4.490
June 14, 2021	180,000	$5.540	$5.540	$3.958
August 30, 2021	7,300	$6.070	$6.070	$4.606
September 13, 2021	2,650	$5.650	$5.650	$4.287
October 1, 2021	8,050	$5.640	$5.640	$4.282
November 1, 2021	64,000	$5.700	$5.700	$4.314

The intrinsic value of all outstanding options as of December 31, 2021 was $11.7 million, based on the fair value of our common shares of $6.55 per share at December 31, 2021, of which $9.8 million related to vested options and $1.9 million related to unvested options.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $114.1 million and $142.3 million as of December 31, 2021 and 2020, respectively, which consist primarily of bank deposits and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2021 and 2020, our net monetary exposure denominated in Canadian dollars was $1.1 million and $0.2 million, respectively.

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

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Milestone Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Pharmaceuticals Inc. and its subsidiary (together, the “Company”) as of December 31, 2021 and 2020, and the related consolidated Statements of Loss, and shareholders’ equity for each of the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/PricewaterhouseCoopers LLP

Montreal, Canada

March 24, 2022

We have served as the Company's auditor since 2016

Milestone Pharmaceuticals Inc.

Consolidated Balance Sheets

(in thousands of US dollars, except share data)

	December 31, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$114,141	$72,310
Short-term investments	—	70,000
Research and development tax credits receivable	356	725
Prepaid expenses	4,299	5,428
Other receivables	127	223
Total current assets	118,923	148,686
Operating lease assets	711	980
Property and equipment	215	308
Total assets	$119,849	$149,974

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$6,551	$5,914
Operating lease liabilities	224	245
Total current liabilities	6,775	6,159
Operating lease liabilities (net of current portion)	474	696
Total liabilities	7,249	6,855
Commitments and contingencies (Note 13)

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 29,897,559 shares issued and outstanding as of December 31, 2021, 29,827,997 shares issued and outstanding as of December 31, 2020	251,901	251,682
Pre-funded warrants - 12,327,780 issued and outstanding as of December 31, 2021 and 11,417,034 as of December 31, 2020	52,941	48,007
Additional paid-in capital	15,711	8,530
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(206,319)	(163,466)

Total shareholders’ equity	112,600	143,119

Total liabilities and shareholders’ equity	$119,849	$149,974

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Loss

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2021	2020

Revenue	$15,000	$—

Operating expenses
Research and development, net of tax credits	38,671	34,488
General and administrative	12,399	10,285
Commercial	7,003	5,937

Loss from operations	(43,073)	(50,710)

Interest income, net	220	726

Loss before income taxes	(42,853)	(49,984)

Income tax benefit	—	17

Net loss	$(42,853)	$(49,967)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	41,833,861	29,344,993

Net loss per share, basic and diluted	$(1.02)	$(1.70)

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2019	24,505,748	$226,245	—	$—	$3,805	$(1,634)	$(113,499)	$114,917
Transactions during 2020
Net loss	—	—	—	—	—	—	(49,967)	(49,967)
Exercise of stock options	226,352	520	—	—	(220)	—	—	300
Share-based compensation	—	—	—	—	4,945	—	—	4,945
Pre-funded warrants - Private Placement	—	—	6,655,131	24,771	—	—	—	24,771
Public Offering	5,095,897	24,917	4,761,903	23,236	—	—	—	48,153
Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119

Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions during 2021
Net loss	—	—	—	—	—	—	(42,853)	(42,853)
Exercise of stock options	69,562	219	—	—	(98)	—	—	121
Private Placement	—	—	910,746	4,934	—	—	—	4,934
Share-based compensation	—	—	—	—	7,279	—	—	7,279
Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(1,634)	$(206,319)	$112,600

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Year ended December 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(42,853)	$(49,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	93	97
Share-based compensation expense	7,279	4,945
Changes in operating assets and liabilities:
Other receivables	96	35
Research and development tax credits receivable	369	(147)
Prepaid expenses	1,129	(3,583)
Operating lease assets and liabilities	26	(29)
Accounts payable and accrued liabilities	637	(2,083)

Net cash used in operating activities	(33,224)	(50,732)

Cash provided by (used in) investing activities
Acquisition of short-term investments	(15,000)	(90,000)
Redemption of short-term investments	85,000	20,000

Net cash provided by (used in) investing activities	70,000	(70,000)

Cash provided by financing activities
Proceeds from exercise of options	121	300
Net proceeds from issuance of common shares in a public offering, net of issuance cost	—	24,917
Net proceeds from issuance of pre-funded warrants in a public offering, net of issuance cost	—	23,236
Proceeds from issuance of pre-funded warrants, net of issuance cost	4,934	24,771

Cash provided by financing activities	5,055	73,224

Net increase (decrease) in cash and cash equivalents	41,831	(47,508)

Cash and cash equivalents – Beginning of year	72,310	119,818

Cash and cash equivalents – End of year	$114,141	$72,310

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

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs, CMOs and clinical trial sites which in turn impact the research & development expenses.
●	Estimate of the grant date fair value share options granted to employees, consultants and direct, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The ongoing COVID-19 pandemic has had an impact on the Company’s business, operations and clinical development timelines. The pandemic has resulted in many state, local and foreign governments implementing, and making adjustments to, various orders and restrictions in order to control the spread of the disease, which have impacted patient recruitment, enrollment and follow-up visits at clinical sites The Company will continue to evaluate the COVID-19 pandemic impact on the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

c) Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions while focusing on the development and commercialization of innovative cardiovascular medicines.

d) Revenue Recognition

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

e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash with original maturities of three months or less at acquisition date.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

f) Short Term Investments

Short term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

g) Concentration of Credit Risk

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

h) Currency Risk

The Company is exposed to currency risk due to financial instruments denominated in foreign currencies. The Company is exposed to the Canadian dollar currency risk and does not enter into arrangements to hedge its currency risk exposure.

i) Property and Equipment

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

j) Leases

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

k) Pre-funded Warrants

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

l) Share Issuance Costs

Share issuance costs applicable to the issuance of equity instruments are recorded as a reduction of the financing equity proceeds.

m) Research and Development and Investment Tax Credits

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

n) Income Taxes

The provision for income taxes is computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred income tax assets until when it is more likely than not that these assets will be realized. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements.

o) Foreign Currency Translation and Transactions

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

p) Share Based Compensation

The Company has a share based compensation plan which is described in detail in note 8 and records all share-based payments, including grants of employee share options, at their fair values. The fair value of share options granted to employees and non-employees is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognizes share based compensation expense over the requisite service period of the individual grants, which equals the vesting period, using the straight-line method. Forfeitures, if any, are recorded as they occur. Any consideration paid by employees on exercising share options and the corresponding portion previously credited to contributed surplus are credited to share capital. The Black-Scholes option pricing model used by the Company to calculate option values was developed to estimate fair value.

The Company approved an employee share purchase plan in April 2019, which became effective on May 8, 2019 and is described in note 8. The plan provides a means by which eligible employees of the Company and certain designated companies may be given an opportunity to purchase common shares. The plan permits the Company to grant a series of purchase rights to eligible employees under an employee stock purchase plan.

q) Recently Adopted Accounting Pronouncements

The Company has considered recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

r) Significant Risks and Uncertainties

The ongoing COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. The pandemic has resulted in many state, local and foreign governments implementing various orders and restrictions in order to control the spread of the disease which has impacted patient recruitment, enrollment and follow-up visits at clinical sites In light of the ongoing pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business.  The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for its clinical programs.  The extent to which the COVID-19 pandemic continues to impact its business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common shares will depend on future developments that remain highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, business closure requirements in the U.S., Europe and other countries, the timing and unpredictability of achieving widespread vaccination rates, the effectiveness of any vaccines against new variants, and the timing of the return of the global economy to pre-pandemic levels.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and Russian hostilities in Ukraine and overall fluctuations in the financial markets in the U.S. and abroad.

s) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of December 31, 2021, the Company had cash and cash equivalents of $114.1 million and an accumulated deficit of $206.3 million.

The Company believes that its cash and cash equivalents as of December 31, 2021 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these consolidated financial statements. The Company has historically financed its operations primarily through  the sale of equity securities and, to a lesser extent from cash received pursuant to its license agreement. To date, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

3     Revenue

General

To date, the Company has not generated revenue from product sales. During the year ended December 31, 2021, the Company recognized revenue of $15 million, in the form of a non-refundable upfront cash payment in connection with the License Agreement.

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

The Company received a non-refundable upfront cash payment consisting of $15 million, and the right to receive up to $107.5 million in future milestone payments and royalties on any sales of etripamil in the Territory.

Management evaluated all of the promised goods or services within the contract and determined that such goods and services were separate performance obligations. The Company determined that the license granted was a separate performance obligation as Ji Xing can benefit from the license granted on its own after the transfer of the license, as it does not require any significant development, regulatory or commercialization activities from Milestone. Ji Xing is responsible for all development, regulatory and commercialization activities in the Territory, including the performance of clinical trials necessary for regulatory approval, and is responsible for all such related costs. Supply of the product can be provided by another entity, as the Company currently uses a CMO for the production of etripamil without subsequent significant modification or customization by the Company, therefore the Company determined the obligation to supply product is a separate and distinct obligation. The Company concluded that the obligation for participation on the various governance committees was distinct as the services could be performed by an outside party, however it was determined to be immaterial after estimating the stand alone cost compared to the License Agreement as a whole.  As a result, the Company concluded there were two material and distinct performance obligations to account for under ASC 606 at the inception of the License Agreement.

The Company determined that the transaction price consists of the $15 million non-refundable upfront cash payment and the constrained variable consideration of the development milestone payments. As the development milestones are contingent on occurrences out of the direct control of the Company, the estimate of the variable consideration is $0.  Variable constraint does not apply to sales- or usage-based royalties derived from the licensing of Intellectual property; rather, consideration from such royalties is only recognized as revenue at the later of when the performance obligation is satisfied or when the uncertainty is resolved (e.g., when subsequent sales or usage occurs), therefore the sales and royalty milestones are not included in the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. For the year ended December 31, 2021, the Company has recognized the non-refundable upfront payment as collaboration revenue, for the reasons described in the preceding paragraph.

Concurrent with the License Agreement, Ji Xing acquired $5 million of pre-funded warrants (see note 8). The Company considered whether this equity investment should be evaluated  as part of the transaction price, and concluded that as the fair value of the company’s common shares on a per share basis was equal to the fair value of the pre-funded warrants at the date of the investment, there was no premium or discount on the shares that should be allocated and included in the transaction price. The Company accounted for the issuance of pre-funded warrants as equity and included in basic and diluted loss per share in the accompanying financial statements. See note 8 for additional details.

For any future subsequent purchases of product pursuant to the Supply Agreement, each order will be accounted for as a separate purchase and the order price will be allocated to the products based on the standalone selling price of the products. Under this methodology, the order price will be allocated to the single performance obligation to supply the products. As the Company has not previously licensed a product for a territory, the residual approach was used  by  deducting the estimated stand-alone selling price of the other obligations from the total transaction price to determine the stand-alone selling price of the remaining goods and services, which consisted of the transfer of intellectual property pursuant to the license. Therefore, the remaining transaction price of $15 million was allocated to the technology transfer and recognized at a point in time when the technology has been transferred.  The technology transfer was completed on June 22, 2021, and the $15 million was recognized at that point in time as revenue in the related statement of comprehensive loss.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

4 Short-term Investments

The Company had no short-term investments as at December 31, 2021.  For the year ended December 31, 2020, the short-term investments were comprised of term deposits issued in US currency, earning interest between 0.30% and 0.86%, maturing between January 29, 2021 and August 16, 2021. These short-term investments were in scope of ASC 320, Investments - Debt Securities. The short-term investments maturity is greater than 90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost.

5 Leases

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

The Company's two operating office leases right-of-use assets as at December 31 were as follows:

	2021	2020
Opening balance	$980	$524
Right-of-use adjustment renewal on July 1, 2020	—	735
Amortization of right-of-use asset	(269)	(279)
Closing balance	$711	$980

Operating lease expenses of $314 and $318 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the year ended December 31, 2021 and 2020, respectively and are comprised of two operating lease right-of-use assets and one operating lease of less than 12 months.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at December 31, 2021:

January 1, 2022 to December 31, 2022	$243
January 1, 2023 to December 31, 2023	176
January 1, 2024 to December 31, 2024	176
January 1, 2025 to November 30, 2025	160
755
Less interest	(68)
$687

6 Property and equipment

Property and equipment consist of the following at December 31:

	2021	2020
Computer hardware and software	$22	$22
Office equipment	406	406
Leasehold improvements	26	26
Total	$454	$454
Less accumulated depreciation	(239)	(146)
Property and equipment, net	$215	$308

During the year ended December 31, 2021 and December 31, 2020, the Company did not record any write off. For the year ended December 31, 2021 and 2020, amortization expense was $93 and $97, respectively and was included in research and development expense.

7 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following as of December 31:

	2021	2020
Trade accounts payable	$4,384	$4,641
Accrued compensation and benefits payable	1,458	957
Accrued research and development liabilities	272	152
Other accrued liabilities	437	164
	$6,551	$5,914

8 Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 29,897,559 shares were issued and outstanding as of December 31, 2021.

As of December 31, 2021, there were 827,187 common shares available for issuance under the Employee Stock Purchase Plans and no common shares have been issued under such plan.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Shelf Registration

On November 12, 2021, the company entered into an agreement and the company may sell any combination of the securities described in this prospectus in one or more offerings up to a total aggregate offering price of $250,000,000.

Pre-funded Warrants – Private Placement

On May 15, 2021, the Company entered into a securities purchase agreement to sell and issue in a private placement pre-funded warrants to purchase up to 910,746 of the Company’s common shares, at a purchase price of $5.48 per pre-funded warrant pursuant to the License Agreement for aggregate net proceeds of $5.0 million (the Private Placement).  The Private Placement closed on May 21, 2021. Each pre-funded warrant is exercisable for one of the Company’s common shares at an exercise price of $0.01 per share, has no expiration date, and is immediately exercisable, subject to certain beneficial ownership limitations. The pre-funded warrants are classified and accounted for as equity.

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

Additional Paid-in Capital

	2021	2020
Opening balance	$8,530	$3,805
Share-based compensation expense	7,279	4,945
Exercise of stock options	(98)	(220)
Closing balance	$15,711	$8,530

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

9   Share Based Compensation

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

On November 10th, 2021, the Company established an 2021 Inducement Plan under Nasdaq Marketplace Rules through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. There were no options granted under the 2021 Inducement Plan for the year ended December 31 2021.

On January 1, 2021, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,193,119 common shares. In addition, 72,186 options have been forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of December 31, 2021, there were 4,596,021 shares available for issuance under the 2019 Plan, of which 827,187 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as of December 31 were as follows:

	2021				2020
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	2,080,087	2,080,087	$2.15	—	2,364,526	2,364,526	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	1,706,190	13.55	220,140	—	220,140	20.78
Granted - 2019 Plan	2,137,250	—	2,137,250	6.22	1,534,460	—	1,534,460	12.68
Exercised - 2011 Plan	—	(50,562)	(50,562)	0.98	—	—	—	—
Exercised - 2019 Plan	(19,000)	—	(19,000)	3.74	—	(226,352)	(226,352)	1.23
Forfeited - 2011 Plan	—	(8,812)	(8,812)	9.42	—	(58,087)	(58,087)	5.94
Forfeited - 2019 Plan	(63,303)	—	(63,303)	8.64	(45,413)	—	(45,413)	18.53
Cancelled - 2011 Plan	—	(23,029)	(23,029)	9.42
Cancelled - 2019 Plan	(11,303)	—	(11,303)	9.22	(2,997)	—	(2,997)	21.48
Expired - 2011 Plan	—	(1,713)	(1,713)	0.70
Outstanding at end of period	3,749,834	1,995,971	5,745,805	$6.93	1,706,190	2,080,087	3,786,277	$7.29
Outstanding at end of period - Weighted average exercise price	$9.52	$2.07			$13.55	$2.15
Exercisable at end of period	1,094,316	1,795,332	2,889,648	$5.60	268,164	1,536,895	1,805,059	$2.94
Exercisable at end of period - Weighted average exercise price	$11.48	$2.01			$8.23	$2.02

The weighted average remaining contractual life was 7.81 and 7.86 years for outstanding options as of December 31, 2021 and 2020, respectively. The weighted average remaining contractual life was 6.80 and 6.91 years for vested options, as of December 31, 2021 and 2020, respectively.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

There was $15,324 and $13,012 total unrecognized compensation cost related to non-vested share options as of December 31, 2021 and 2020, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.42 years and 2.67 years as of December 31, 2021 and 2020, respectively.

The non-vested options as of December 31 were as follows:

	2021				2020
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	543,192	543,192	$1.81	—	1,152,300	1,152,300	$1.88
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	1,438,026	$10.28	218,975	—	218,975	$14.44
Granted - 2019 Plan	2,137,250	—	2,137,250	4.70	1,534,460	—	1,534,460	8.98
Vested, outstanding 2011 Plan	—	(333,741)	(333,741)	1.65	—	(551,026)	(551,026)	1.70
Vested, outstanding 2019 Plan	(856,455)	—	(856,455)	8.69	(269,996)	—	(269,996)	5.80
Forfeited - 2011 Plan	—	(8,812)	(8,812)	6.66	—	(58,082)	(58,082)	4.32
Forfeited - 2019 Plan	(63,303)	—	(63,303)	6.28	(45,413)	—	(45,413)	13.03
Non-vested share options at end of period	2,655,518	200,639	2,856,157	$6.08	1,438,026	543,192	1,981,218	$7.96
Non-vested share options at end of period - Weighted average fair value	$6.40	$1.86			$10.28	$1.81

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The following table summarizes information with respect to share options outstanding as of December 31, 2021:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Exercise price	of options	life (years)	price	of options	life (years)	price
$0.84-$1.00	73,629	2.36	$0.89	73,629	2.36	$0.89
$1.01-$2.00	1,202,193	5.61	$1.48	1,120,697	5.57	$1.47
$2.01-$4.00	1,321,374	7.64	$3.20	1,066,458	7.61	$3.18
$4.01-$10.00	2,221,317	9.20	$6.32	157,524	8.69	$6.86
$15.01-$20.00	80,380	7.82	$17.20	50,592	7.81	$17.24
$20.01-$22.45	846,912	8.00	$21.65	420,748	7.99	$21.67
Total	5,745,805	7.81	$6.93	2,889,648	6.80	$5.60

The intrinsic value of all outstanding options as of December 31, 2021 was $11.7 million, based on the fair value of our common shares of $6.55 per share at December 31, 2021, of which $9.8 million related to vested options and $1.9 million related to unvested options.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values:

	2021	2020
Exercise price	$6.22	$12.68
Share price	$6.22	$12.68
Volatility	93%	85%
Risk-free interest rate	1.05%	1.03%
Expected life	6.01 years	5.88 years
Dividend	0%	0%

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

The Company recognized share-based compensation expense as follows for the year ended December 31:

	2021	2020
Administration	$3,011	$2,007
Research and development	3,046	2,055
Commercial activities	1,222	883
	$7,279	$4,945

10 Net loss per share

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2021 and 2020, as they would be anti-dilutive:

	2021	2020
Share options	5,745,805	3,786,277

Amounts in the table above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

11 Income taxes

A reconciliation between tax expense and the product of accounting income multiplied by the basic income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021		2020
Loss before income taxes	(42,853)	$	$(49,984)
Basic income tax rate	26.19%		26.33%
Computed income tax recovery	(11,221)		(13,161)
Effect on income tax rate resulting from
Accounting charges not deductible for tax purposes	18		7
Non‑deductible share‑based compensation	1,929		1,310
Share issue costs	15		(984)
Tax benefits of current period losses and other tax assets	9,536		12,715
Valuation allowance for prior year adjustment	(276)		108
Other	(1)		(12)
Income tax expense recovery reported in the consolidated statements of loss and comprehensive loss	$—		$(17)

The Company has incurred Canadian federal and provincial net operating losses (NOLs) from inception. As of December 31, 2021, the Company has NOL carry-forwards of approximately $149,012 and $146,652, respectively, for Canadian federal and Québec purposes, available to reduce future taxable income, which expire beginning in 2027 through 2041. The Company also has scientific research and experimental development expenditures of approximately $18,051 and $22,185, respectively, for Canadian federal and Québec income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary.

The Company has incurred NOLs for U.S. tax purposes. As of December 31, 2021, the Company has carry-forwards of approximately $26,347 related to U.S. NOLs that may be carried forward indefinitely and are available to reduce future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets have not been recognized in these financial statements because the criteria for recognition of these assets were not met.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company’s deferred tax assets consist of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Net operating loss carry‑forwards	45,756	36,951
Tax basis of property and equipment in excess of carrying values	103	100
Federal SR&ED investment tax credits	709	496
Taxation of federal SR&ED investment tax credits	(108)	(132)
Research and development expenditures	5,259	3,929
Financing costs	1,726	2,583
Change in tax rates	51	25
Others	26	34
Total gross deferred tax assets	53,522	43,986
Valuation allowance	(53,522)	(43,986)
Net deferred tax assets	—	—

The Company files income tax returns in Canada and in the United States. The Company is subject to Canada Revenue Agency and Revenu Québec examination for fiscal years 2016 to 2021 due to unexpired statute of limitation periods and is subject to US Federal and state income tax examination for fiscal years 2018 to 2021.

12 Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts (expressed in thousands of US dollars) have been recorded as a reduction of research and development expenditures the year ended December 31, 2021 and 2020 for an amount of $458 and $373, respectively.

13 Commitments

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts. Therefore, as at December 31, 2021 there are no contractual commitments, except for office leases (see note 5).

14 Currency risk

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

	2021	2020
Cash	$2,049	$426
Other receivables	106	—
Operating lease assets	605	—
Accounts payable and accrued liabilities	998	675
Operating lease liabilities	622	—
Net financial position exposure	$1,140	$249

The Company does not enter into arrangements to hedge its currency risk exposure.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

15 Fair value of financial instruments

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

The Company’s fair value hierarchy for all its financial assets (by major security type measured at fair value on a recurring basis) for the year ended December 31, 2021 is nil, as there was no financial instruments measured at fair value on a recurring basis as of that date. For the year ended December 31, 2020, the Company held a Guaranteed investment certificate at Level 1 with a fair value of $70 million.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, management assessed and management concluded the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

10.12+

Employment Agreement, dated February 15, 2022 between David Bharucha, M.D., Ph.D. and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on February 16, 2022).

10.13+

Securities Purchase Agreement dated July 22, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020).

10.14+

Open Market Sale AgreementSM, dated July 29, 2020, by and between Milestone Pharmaceuticals Inc. and Jefferies LLC 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 29, 2020).

10.15+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
10.16+

Amended and Restated Employment Agreement between Lorenz Muller and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.17*

License and Collaboration Agreement by and among the Company and Ji Xing Pharmaceuticals, Limited, dated May 15, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on August 11, 2021.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this registration statement).
31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1˄

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
+	Indicates a management contract or compensatory plan

˄     These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.    FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Pharmaceuticals Inc.

Dated: March 24, 2022	/s/ Joseph Oliveto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 24th of  March 2022.

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