Form 10-Q
period 2022-03-31
Milestone Pharmaceuticals Inc.
filed 2022-05-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4th, 2022, the registrant had 29,925,271 common shares, no par value per share, outstanding.

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

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedar.com on March 24, 2022, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$92,241	$114,141
Short-term investments	8,000	—
Research and development tax credits receivable	412	356
Prepaid expenses	4,068	4,299
Other receivables	245	127
Total current assets	104,966	118,923
Operating lease assets	641	711
Property and equipment	192	215
Total assets	$105,799	$119,849

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$4,412	$6,551
Operating lease liabilities	198	224
Total current liabilities	4,610	6,775
Operating lease liabilities (net of current portion)	433	474
Total liabilities	5,043	7,249

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 29,917,326 shares issued and outstanding as of March 31, 2022, 29,897,559 shares issued and outstanding as of December 31, 2021	251,990	251,901
Pre-funded warrants - 12,327,780 issued and outstanding as of March 31, 2022 and 12,327,780 as of December 31, 2021	52,941	52,941
Additional paid-in capital	17,785	15,711
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(220,326)	(206,319)
Total shareholders’ equity	100,756	112,600
Total liabilities and shareholders’ equity	$105,799	$119,849

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2022	2021
Operating expenses
Research and development, net of tax credits	8,768	8,595
General and administrative	3,643	2,633
Commercial	1,636	1,366

Loss from operations	(14,047)	(12,594)

Interest income, net	40	80

Net loss	$(14,007)	$(12,514)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,243,021	41,256,248

Net loss per share, basic and diluted	$(0.33)	$(0.30)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions during 2021
Net loss	—	—	—	—	—	—	(12,514)	(12,514)
Exercise of stock options	18,003	34	—	—	(15)	—	—	19
Share-based compensation	—	—	—	—	1,368	—	—	1,368
Balance as of March 31, 2021	29,846,000	$251,716	11,417,034	$48,007	$9,883	$(1,634)	$(175,980)	$131,992

Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(1,634)	$(206,319)	$112,600
Transactions during 2022
Net loss	—	—	—	—	—	—	(14,007)	(14,007)
Exercise of stock options	19,767	89	—	—	(40)	—	—	49
Share-based compensation	—	—	—	—	2,114	—	—	2,114
Balance as of March 31, 2022	29,917,326	$251,990	12,327,780	$52,941	$17,785	$(1,634)	$(220,326)	$100,756

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Three months ended March 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(14,007)	$(12,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	23	23
Share-based compensation expense	2,114	1,368
Changes in operating assets and liabilities:
Other receivables	(118)	(54)
Research and development tax credits receivable	(56)	(91)
Prepaid expenses	231	(864)
Operating lease assets and liabilities	3	12
Accounts payable and accrued liabilities	(2,139)	(350)

Net cash used in operating activities	(13,949)	(12,470)

Cash provided by (used in) investing activities
Acquisition of short-term investments	(8,000)	—
Redemption of short-term investments	—	12,000

Net cash provided by (used in) investing activities	(8,000)	12,000

Cash provided by financing activities
Proceeds from exercise of options	49	19

Cash provided by financing activities	49	19

Net decrease in cash and cash equivalents	(21,900)	(451)

Cash and cash equivalents – Beginning of year	114,141	72,310

Cash and cash equivalents – End of year	$92,241	$71,859

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1    Organization and nature of operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone is focused on the development and commercialization of cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short-acting calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

2     Summary of significant accounting policies

a)  Basis of consolidation

The consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of presentation and use of accounting estimates and significant accounting policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with US GAAP have been omitted or condensed.  Accordingly, the unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2021.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of March 31, 2022, and its statements of loss, shareholders’ equity for the three months ended March 31, 2022 and 2021 and its statement of cash flows for the three months ended March 31, 2022 and 2021.

The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual consolidated financial statements, but does not contain all the footnote disclosures required by accounting principles generally accepted in the United States of America.

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

●	Estimates of the percentage of work completed of the total work over the life of an individual clinical trial in accordance with agreements established with contracted research organizations (“CRO”), contracted

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

manufacturing organizations (“CMO”) and clinical trial sites which in turn impact the research & development expenses.
●	Estimate of the grant date fair value share options granted to employees, consultants and directors, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model.

c) Significant Risks and Uncertainties

The ongoing COVID-19 pandemic has had an impact on the Company’s business, operations and clinical development timelines. The pandemic has resulted in many state, local and foreign governments implementing, and making adjustments to, various orders and restrictions in order to control the spread of the disease, which have impacted patient recruitment, enrollment and follow-up visits at clinical sites The Company will continue to evaluate the COVID-19 pandemic impact on the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s unaudited interim condensed consolidated financial statements.

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates to continue to incur losses for at least the next several years. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $100.2 million and an accumulated deficit of $220.3 million. Management has evaluated the Company’s current operating plan against our existing cash and cash equivalents and access to potential financing sources and determined that we expect to be able to support our ongoing operations for at least the next twelve months from the date of issuance of this quarterly report on Form 10-Q.

3     Short-term investments

Short term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

4     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2022	December 31, 2021
Trade accounts payable	$3,058	$4,384
Accrued compensation and benefits payable	528	1,458
Accrued research and development liabilities	434	272
Other accrued liabilities	392	437
Total	$4,412	$6,551

5      Shareholders’ equity

Authorized share capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 29,917,326 shares were issued and outstanding as of March 31, 2022.

As of March 31, 2022, there were 1,121,076 common shares available for issuance under the Employee Stock Purchase Plans and no common shares have been issued under such plan.

Additional paid-in capital

The additional paid-in capital balance as of March 31 were as follows:

	2022	2021
Opening balance	$15,711	$8,530
Share-based compensation expense	2,114	1,368
Exercise of stock options	(40)	(15)
Closing balance	$17,785	$9,883

6     Share Based Compensation

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

On January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,195,902 common shares. In addition, 125,127 options have been forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of March 31, 2022, there were 5,811,310 shares available for issuance under the 2019 Plan, of which 651,938 shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. There were 330,000 options granted and outstanding under the 2021 Inducement Plan during the three month period ended March 31, 2022. The options were granted at a weighted average exercise price of $6.47.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan and 2019 Plan as of March 31 were as follows:

	2022				2021
				Weighted				Weighted
	Number			average	Number			average
	of shares			exercise	of shares			exercise
	2019 Plan	2011 Plan	Total	price	2019 Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	1,995,971	1,995,971	$2.07	—	2,080,087	2,080,087	$2.15
Outstanding at beginning of year - 2019 Plan	3,759,834	—	3,759,834	9.51	1,706,190	—	1,706,190	13.55
Granted - 2019 Plan	1,385,700	—	1,385,700	5.47	1,863,950	—	1,863,950	6.31
Exercised - 2011 Plan	—	(9,500)	(9,500)	1.12	—	(16,753)	(16,753)	0.88
Exercised - 2019 Plan	(10,267)	—	(10,267)	3.76	(1,250)	—	(1,250)	3.74
Forfeited - 2011 Plan	—	—	—	9.42	—	—	—	—
Forfeited - 2019 Plan	—	—	—	8.64	—	—	—	—
Cancelled - 2011 Plan	—	(19,387)	(19,387)	9.42	—	—	—	—
Cancelled - 2019 Plan	(5,162)	—	(5,162)	21.48	—	—	—	—
Outstanding at end of period	5,130,105	1,967,084	7,097,189	$6.64	3,568,890	2,063,334	5,632,224	$6.99
Outstanding at end of period - Weighted average exercise price	$8.42	$2.00			$9.77	$2.16
Exercisable at end of period	1,721,521	1,825,299	3,546,820	$5.83	591,885	1,613,229	2,205,114	$4.86
Exercisable at end of period - Weighted average exercise price	$9.94	$1.95			$12.55	$2.05

The weighted average remaining contractual life was 8.1 and 8.4 years for outstanding options as of  March 31, 2022 and 2021, respectively. The weighted average remaining contractual life was 7.0 and 7.1 years for vested options, as of March 31, 2022 and 2021, respectively.

There was $20,601 and $ 20,573 total unrecognized compensation cost related to non-vested share options as of March 31, 2022 and 2021, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.8 years and 3.1 years as of March 31, 2022 and 2021, respectively.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of March 31 were as follows:

	2022				2021
	Number			Weighted	Number			Weighted
	of options			average	of options			average
	2019 Plan	2011 Plan	Total	fair value	2019 Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	200,639	200,639	$1.86	—	543,192	543,192	$1.81
Non-vested share options at beginning of year - 2019 Plan	2,665,518	—	2,665,518	$6.39	1,438,026	—	1,438,026	$10.28
Granted - 2019 Plan	1,385,700	—	1,385,700	4.13	1,863,950	—	1,863,950	4.79
Vested, outstanding 2011 Plan	—	(58,854)	(58,854)	1.74	—	(93,087)	(93,087)	1.61
Vested, outstanding 2019 Plan	(642,634)	—	(642,634)	5.41	(324,971)	—	(324,971)	11.38
Forfeited - 2011 Plan	—	—	—	—	—	—	—	-
Forfeited - 2019 Plan	—	—	—	—	—	—	—	-
Non-vested share options at end of period	3,408,584	141,785	3,550,369	$5.51	2,977,005	450,105	3,427,110	$6.08
Non-vested share options at end of period - Weighted average fair value	$5.66	$1.91			$6.72	$1.85

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

There were 330,000 options granted, outstanding and non-vested under the 2021 Inducement Plan during the three month period ended March 31, 2022. The options were granted at a weighted average fair value price of $4.99 on February 16, 2022.

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted for the 2011 Plan, 2019 Plan and 2021 Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	2022	2021
Exercise price	$5.66	$6.31
Share price	$5.66	$6.31
Volatility	91%	94%
Risk-free interest rate	2.26%	1.06%
Expected life	6.08 years	6.10 years
Dividend	0%	0%

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

The Company recognized share-based compensation expense as follows:

	2022	2021
Administration	$912	$573
Research and development	848	580
Commercial activities	354	215
Total	$2,114	$1,368

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

7     Net loss per share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the three months March 31, 2022 and 2021, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, as they would be anti-dilutive:

	2022	2021
Share options	7,427,189	5,632,224

Amounts above reflect the common share equivalents of the noted instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 24, 2022. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, with subsequent indications to treat atrial fibrillation and rapid ventricular rate, or AFib-RVR, and other indications.

Etripamil - Pivotal Clinical Program in PSVT

PSVT is a rapid heart rate condition characterized by episodes of supraventricular tachycardia, or SVT, that start and stop without warning. Episodes of SVT are experienced by patients with symptoms often including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of PSVT as well as other cardiac conditions. Calcium channel blockers available in oral form are frequently used prophylactically to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. The combination of convenient nasal-spray delivery, rapid-onset and short duration of action of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

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

Etripamil - Safety Studies in PSVT

NODE-302 is our Phase 3 open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 could enroll in NODE-302 and receive up to an additional 11 doses of etripamil. NODE-302 is a multi-center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. Efficacy assessments were also performed. Eligibility was contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil. We announced the top line data from the NODE-302 study which were presented at a late-breaking session of the Heart Rhythm Society’s Heart Rhythm 2022 Annual conference of 198 eligible NODE-301 patients, 169 (85%) enrolled in NODE-302 and 105 (62%) experienced a perceived episode of PSVT, self-administered etripamil and were included in the safety population. Overall, the PSVT conversion rate at 30 minutes following etripamil administration was 60.2% with a median time to conversion of 15.5 minutes (95% CI, 11.3-22.1 minutes). Among 40 patients who self-treated two consecutive episodes, 21 of 26 (81%) who converted on their first episode were also successfully converted on their second. Moreover, the need for emergency department (ED) intervention to terminate a PSVT episode was low (13% of patients and 8.5% of positively adjudicated PSVT episodes). Etripamil was generally well-tolerated, with adverse events consistent with those observed in previous trials; the majority of adverse events related to treatment were localized to the nasopharynx administration site, and were mild and brief.

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

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2022 and 2021, we recorded net losses of $14.0 million and $12.5 million, respectively. As of March 31, 2022, we had an accumulated deficit of $220.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $100.2 million of cash, cash equivalents and short-term investments at March 31, 2022.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT and our Phase 2 clinical trial of etripamil for the treatment of AFib-RVR;
●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;
●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;

●	maintain, protect and expand our intellectual property portfolio;
●	hire additional clinical, commercial, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

COVID-19 Business Update

The periods of reduced global economic activity and volatility, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.  Our global workforce utilized a hybrid remote and office based model and this adjustment may adversely impact our business (see below for discussion on Clinical Development impacts). In addition, working at home policies could increase cybersecurity risk and communication disruptions.  The ongoing pandemic has resulted in many state, local and foreign governments implementing, and continually making adjustments to, restrictions as the spread and severity of the COVID-19 virus has impacted their territories, including as it relates to newer strains.  We continue to monitor the pandemic as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity.  For our clinical development programs, we have experienced disruptions or delays in our ability to initiate trial sites and enroll and assess patients, and such disruptions or delays may continue. The COVID-19 pandemic continues to impact patient enrollment rates in all of our clinical studies. While COVID-19 resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the PSVT clinical program average overall enrollment rate has stabilized in 2021, compared to 2020. Enrollment rates are still slower than expected as a result of COVID-19. During the first quarter of 2022, the COVID-19 pandemic delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials or conduct of existing trials.  It also delayed the initiation of clinical trial sites and the enrollment of patients into our ReVeRA trial of etripamil for AFib-RVR performed in the acute care hospital setting in Canada, due to closures of clinical sites as well as to the increased stress that COVID-19 places on Emergency Departments logistics and staff.  Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in atrial fibrillation with rapid ventricular rate to increase for the ReVeRA clinical trial as we continue to expand this trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses.

We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and is subject to uncertainties and delays, including as a result of the ongoing COVID-19 pandemic. COVID-19 has adversely affected enrollment rates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations and changes:

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change

Operating expenses
Research and development, net of tax credits	8,768	8,595	173	2.0%
General and administrative	3,643	2,633	1,010	38.4%
Commercial	1,636	1,366	270	19.8%
Total operating expenses	14,047	12,594	1,453	11.5%
Loss from operations	(14,047)	(12,594)	(1,453)	11.5%
Interest income, net	40	80	(40)	(50.0)%
Net loss	(14,007)	(12,514)	(1,493)	11.9%

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2022 and 2021, respectively.

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Clinical	$6,697	$6,789	$(92)	(1.4)%
Drug manufacturing and formulation	1,053	1,416	(363)	(25.6)%
Regulatory and other costs	1,074	481	593	123.3%
Less: R&D tax credits	(56)	(91)	35	(38.5)%
Total R&D expenses	$8,768	$8,595	$173	2.0%

Research and development expenses increased by $0.2 million, or 2.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is the result of increased regulatory and regulatory personnel related costs offset by reduced clinical consulting fees and CRO costs. We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and is subject to uncertainties and delays.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

For the three months ended March 31, 2022, general and administrative expenses increased by $1.0 million, or 38.4%, compared to the three months ended March 31, 2021. This change was due to a $0.5 million increase in personnel related costs, $0.2 million increase investment in business infrastructure, and $0.3 million increase in other miscellaneous G&A expenses.

We expect to continue to incur expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

Commercial

For the three months ended March 31, 2022, commercial expenses increased by $0.3 million, or 19.8%, compared to the three months ended March 31, 2021. The increase is the result of increased personnel related costs.

Starting approximately six months to one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if approved.

Interest Income, net

Interest income, net, was $0.04 million and $0.08 million for the three months ended March 31, 2022 and 2021, respectively. The reduction in interest income was due to lower interest rates earned on investments for the three months ended March 31, 2022 when compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $100.2 million and an accumulated deficit of $220.3 million.

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report on form 10-Q, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash and cash equivalents and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. Based on our cash and cash equivalents as of March 31, 2022, we expect to be able to support our ongoing operations into second-half of 2023.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our total research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. We expect to incur an increase in general and administrative expenses, and a continued increase in expenses related to commercial activities in 2022 as we focus our efforts on the clinical pathway and potential commercialization of etripamil. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

For other new product candidates, our efforts are focused on licensing development and/or commercialization rights from potential partners. In the case of either in-licensing or out-licensing, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization lans and capital requirements.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements, similar to the collaboration agreement entered into with Ji Xing, or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. In addition, the COVID-19 pandemic, the Russian invasion of Ukraine and the implementation of a tightening monetary policy has contributed to periods of reduced global economic activity and volatility. If these and other events contributes to future periods of disruption of the global financial markets, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Discussion of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(13,949)	$(12,470)	(1,479)	11.9%
Investing activities	(8,000)	12,000	(20,000)	(166.7)%
Financing activities	49	19	30	157.9%
Net decrease in cash and cash equivalents during the period	$(21,900)	$(451)	(21,449)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $13.9 million, which consisted of a net loss of $14.0 million and a net change of $2.2 million in our operating assets and liabilities offset by non-cash charges of $2.1 million related to share-based compensation and depreciation expenses.

Net cash used in operating activities during the three months ended March 31, 2021 was $12.4 million, which consisted of a net loss of $12.5 million and a net change of $1.4 million in our operating assets and liabilities offset by non-cash charges of $1.4 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $0.4 million for accounts payable and accrued liabilities and an increase of $0.9 million for prepaid expenses.

Investing Activities

In the three months ended March 31, 2022 we acquired $8.0 million of short-term investments. In the three months ended March 31, 2021, we redeemed $12.0 million of short-term investments.

Financing Activities

In the three months ended March 31, 2022, our financing activities provided a de minimis amount of proceeds from the exercise of share options. In the three months ended March 31, 2021, our financing activities provided a de minimis amount of proceeds from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of March 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, for a discussion of recent accounting pronouncements and to the notes to our audited consolidated financial statements as of December 31, 2021 appearing in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $100.2 million as of March 31, 2022, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On March 31, 2022, our net monetary exposure denominated in Canadian dollars was $2.7 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedar.com on March 24, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: May 12, 2022	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)