Form 10-Q
period 2022-06-30
Milestone Pharmaceuticals Inc.
filed 2022-08-10
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10th, 2022, the registrant had 30,010,873 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$63,237	$114,141
Short-term investments	23,000	—
Research and development tax credits receivable	539	356
Prepaid expenses	3,465	4,299
Other receivables	261	127
Total current assets	90,502	118,923
Operating lease assets	570	711
Property and equipment	227	215
Total assets	$91,299	$119,849

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$4,087	$6,551
Operating lease liabilities	169	224
Total current liabilities	4,256	6,775
Operating lease liabilities (net of current portion)	384	474
Total liabilities	4,640	7,249

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 30,005,884 shares issued and outstanding as of June 30, 2022, 29,897,559 shares issued and outstanding as of December 31, 2021	252,236	251,901
Pre-funded warrants - 12,327,780 issued and outstanding as of June 30, 2022 and 12,327,780 as of December 31, 2021	52,941	52,941
Additional paid-in capital	20,090	15,711
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(236,974)	(206,319)
Total shareholders’ equity	86,659	112,600
Total liabilities and shareholders’ equity	$91,299	$119,849

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$—	$15,000	$—	$15,000

Operating expenses
Research and development, net of tax credits	10,657	9,427	19,425	18,022
General and administrative	3,918	3,018	7,561	5,651
Commercial	2,231	1,843	3,867	3,209

Earnings (loss) from operations	(16,806)	712	(30,853)	(11,882)

Interest income, net	158	58	198	138

Net earnings (loss)	$(16,648)	$770	$(30,655)	$(11,744)

Weighted average number of shares and pre-funded warrants outstanding, basic	42,278,563	41,673,370	42,260,682	41,465,961

Net earnings (loss) per share, basic	$(0.39)	$0.02	$(0.73)	$(0.28)

Weighted average number of shares and pre-funded warrants outstanding, diluted	42,278,563	44,530,121	42,260,682	41,465,961

Net earnings (loss) per share, diluted	$(0.39)	$0.02	$(0.73)	$(0.28)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of March 31, 2021	29,846,000	$251,716	11,417,034	$48,007	$9,883	$(1,634)	$(175,980)	$131,992
Transactions in three-month period ended June 30, 2021
Net earnings	—	—	—	—	—	—	770	770
Exercise of stock options	—	—	—	—	—	—	—	—
Private Placement	—	—	910,746	4,920	—	—	—	4,920
Share-based compensation	—	—	—	—	1,912	—	—	1,912
Balance as of June 30, 2021	29,846,000	$251,716	12,327,780	$52,927	$11,795	$(1,634)	$(175,210)	$139,594

Balance as of March 31, 2022	29,917,326	$251,990	12,327,780	$52,941	$17,785	$(1,634)	$(220,326)	$100,756
Transactions in three-month period ended June 30, 2022
Net loss	—	—	—	—	—	—	(16,648)	(16,648)
Exercise of stock options	88,558	246	—	—	(106)	—	—	140
Private Placement	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,411	—	—	2,411
Balance as of June 30, 2022	30,005,884	$252,236	12,327,780	$52,941	$20,090	$(1,634)	$(236,974)	$86,659

Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions in six-month period ended June 30, 2021
Net loss	—	—	—	—	—	—	(11,744)	(11,744)
Exercise of stock options	18,003	34	—	—	(15)	—	—	19
Private Placement	—	—	910,746	4,920	—	—	—	4,920
Share-based compensation	—	—	—	—	3,280	—	—	3,280
Balance as of June 30, 2021	29,846,000	$251,716	12,327,780	$52,927	$11,795	$(1,634)	$(175,210)	$139,594

Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(1,634)	$(206,319)	$112,600
Transactions in six-month period ended June 30, 2022
Net loss	—	—	—	—	—	—	(30,655)	(30,655)
Exercise of stock options	108,325	335	—	—	(146)	—	—	189
Share-based compensation	—	—	—	—	4,525	—	—	4,525
Balance as of June 30, 2022	30,005,884	$252,236	12,327,780	$52,941	$20,090	$(1,634)	$(236,974)	$86,659

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Six months ended June 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(30,655)	$(11,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	47	46
Share-based compensation expense	4,525	3,280
Changes in operating assets and liabilities:
Other receivables	(134)	(19)
Research and development tax credits receivable	(183)	(178)
Prepaid expenses	834	(2,019)
Operating lease assets and liabilities	(4)	24
Accounts payable and accrued liabilities	(2,464)	(845)

Net cash used in operating activities	(28,034)	(11,455)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(59)	—
Acquisition of short-term investments	(23,000)	—
Redemption of short-term investments	—	32,000

Net cash provided by (used in) investing activities	(23,059)	32,000

Cash provided by financing activities
Proceeds from exercise of options	189	19
Net Proceeds from issuance of pre-funded warrants in a private placement	—	4,920

Cash provided by financing activities	189	4,939

Net decrease in cash and cash equivalents	(50,904)	25,484

Cash and cash equivalents – Beginning of period	114,141	72,310

Cash and cash equivalents – End of period	$63,237	$97,794

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of June 30, 2022, and its statements of earnings (loss), shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and its statement of cash flows for the six months ended June 30, 2022 and 2021.

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

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates to continue to incur losses for at least the next several years. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $86.2 million and an accumulated deficit of $237.0 million. Management has evaluated the Company’s current operating plan against our existing cash and cash equivalents and access to potential financing sources and determined that we expect to be able to support our ongoing operations for at least the next twelve months from the date of issuance of this quarterly report on Form 10-Q.

3     Revenues

For the quarter ended June 30, 2022, the Company has not recognized any revenue. During the quarter ended June 30, 2021, the Company recognized revenue of $15 million, in the form of a non-refundable upfront cash payment in connection with a license agreement

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

4     Short-term Investments

Short term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

5     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2022	December 31, 2021
Trade accounts payable	$1,507	$4,384
Accrued compensation and benefits payable	527	1,458
Accrued research and development liabilities	964	272
Other accrued liabilities	1,089	437
Total	$4,087	$6,551

6      Shareholders’ equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 30,005,884 shares were issued and outstanding as of June 30, 2022.

As of June 30, 2022, there were 1,121,076 common shares available for issuance under the Employee Stock Purchase Plans and no common shares have been issued under such plan.

Additional Paid-in Capital

The additional paid-in capital balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Opening balance	$17,785	$9,883	$15,711	$8,530
Share-based compensation expense	2,411	1,912	4,525	3,280
Exercise of stock options	(106)	—	(146)	(15)
Closing balance	$20,090	$11,795	$20,090	$11,795

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

On January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,195,902 common shares. In addition, 125,127 options have been forfeited under the 2011 Plan since the adoption of

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

the 2019 Plan and have become available for issuance under the 2019 Plan. As of June 30, 2022, there were 5,811,310 shares available for issuance under the 2019 Plan, of which 660,669 shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. There were 523,000 options granted and outstanding under the 2021 Inducement Plan during the six month period ended June 30, 2022. The options were granted at a weighted average exercise price of $6.37.

Beginning July 15, 2022, the Company will begin to offer an ESPP (“Employee Stock Purchase Plan”), in which participation will be available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements.  As of June 30, 2022, the Company has  1,121,076 shares available under the ESPP with no shares issued under this plan.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of June 30 were as follows:

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	$—	—	$1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,759,834	—	—	3,759,834	9.51
Granted - 2019 Plan	1,385,700	—	—	1,385,700	5.47
Granted - Inducement Plan	—	523,000	—	523,000	6.37
Expired - 2011 Plan	—	—	(1,121)	(1,121)	0.96
Exercised - 2011 Plan	—	—	(94,225)	(94,225)	1.43
Exercised - 2019 Plan	(14,100)	—	—	(14,100)	3.76
Cancelled - 2011 Plan	—	—	(19,387)	(19,387)	9.42
Cancelled - 2019 Plan	(13,893)	—	—	(13,893)	13.36
Outstanding at end of period	$5,117,541	523,000	1,881,238	7,521,779	$6.68
Outstanding at end of period - Weighted average exercise price	$8.42	6.37	$2.03
Exercisable at end of period	2,017,527	—	1,796,396	3,813,923	$6.09
Exercisable at end of period - Weighted average exercise price	$9.74	—	$1.99

	2021
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	$—	—	$2,080,097	2,080,097	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	—	1,706,190	13.55
Granted - 2019 Plan	1,863,950	—	—	1,863,950	6.31
Exercised - 2011 Plan	—	—	(16,753)	(16,753)	0.88
Exercised - 2019 Plan	(1,250)	—	—	(1,250)	3.74
Outstanding at end of period	3,568,890	—	2,063,344	5,632,234	$6.99
Outstanding at end of period - Weighted average exercise price	$9.77	—	$2.16
Exercisable at end of period	591,885	—	1,613,229	2,205,114	$4.86
Exercisable at end of period - Weighted average exercise price	$12.55	—	$2.05

The weighted average remaining contractual life was 8.1 and 8.3 years for outstanding options as of  June 30, 2022 and 2021, respectively. The weighted average remaining contractual life was 6.9 and 7.0 years for vested options, as of June 30, 2022 and 2021, respectively.

There was $19.0 million and $19.4 million total unrecognized compensation cost related to non-vested share options as of June 30, 2022 and 2021, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.7 years and 2.8 years as of June 30, 2022 and 2021, respectively.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The non-vested options as of June 30 were as follows:

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,665,518	—	—	2,665,518	6.39
Granted - 2019 Plan	1,385,700	—	—	1,385,700	4.13
Granted - Inducement Plan	—	523,000	—	523,000	4.81
Vested, outstanding 2011 Plan	—	—	(115,797)	(115,797)	1.75
Vested, outstanding 2019 Plan	(942,473)	—	—	(942,473)	5.63
Forfeited - 2019 Plan	(8,731)	—	—	(8,731)	6.27
Non-vested share options at end of period	3,100,014	523,000	84,842	3,707,856	$5.42
Non-vested share options at end of period - Weighted average fair value	$5.62	$—	$2.01

	2021
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	543,192	543,192	$1.81
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	—	1,438,026	10.28
Granted - 2019 Plan	1,863,950	—	—	1,863,950	4.79
Vested, outstanding 2011 Plan	—	—	(93,087)	(93,087)	1.61
Vested, outstanding 2019 Plan	(324,971)	—	—	(324,971)	11.38
Non-vested share options at end of period	2,977,005	—	450,105	3,427,110	$6.08
Non-vested share options at end of period - Weighted average fair value	$6.72	$—	$1.85

There were 523,000 options granted, outstanding and non-vested under the 2021 Inducement Plan during the six month period ended June 30, 2022. The options were granted at a weighted average fair value price of $4.81.

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

The fair value of options granted for the 2011 Plan, 2019 Plan and 2021 Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Exercise price	$6.21	$5.56	$5.72	$6.24
Share price	$6.21	$5.56	$5.72	$6.24
Volatility	91%	92%	91%	94%
Risk-free interest rate	2.72%	0.86%	2.31%	1.04%
Expected life	6.08	5.32	6.08	6.01
Dividend	0%	0%	0%	0%

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant.

The Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Administration	$880	$750	$1,792	$1,323
Research and development	1,105	825	1,953	1,405
Commercial activities	426	337	780	552
Total	$2,411	$1,912	$4,525	$3,280

8     Net Loss Per Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the six months ended June 30, 2022 and 2021, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, as they would be anti-dilutive:

	2022	2021
Share options	7,521,779	5,819,524

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

Etripamil - Phase III Clinical Program in PSVT

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

Our late-stage etripamil clinical program for the treatment of PSVT is currently executing on two ongoing Phase 3 safety and efficacy trials, RAPID and NODE-303. The RAPID study is our pivotal global randomized-controlled Phase 3 safety and efficacy trial. This study enrolled its first patient in October 2020 and in July 2022 reached its target of 180 confirmed PSVT events treated with double-blind study medication, marking the achievement of the event data required for the study's primary statistical efficacy analysis. The Company expects to report topline data from RAPID in mid-second half of 2022. NODE-303 is an open-label global safety trial enrolling patients to collect safety data that when combined with the safety data from the rest of the program will form the safety dataset to be evaluated by the FDA and other regulatory agencies to form the basis for marketing approval. We have also completed our first Phase 3 safety and efficacy trial of etripamil, NODE-301, and its open-label safety extension trial, NODE-302.

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

In July 2020, we announced that we received guidance from the U.S. Food and Drug Administration, or FDA, on our proposal to alter the size and design of our ongoing NODE-301 trial (later renamed RAPID) as well as the overall program based on the data and learnings from the initial portion of  the NODE-301 trial.  The FDA indicated that the two trials, the proposed RAPID trial and the completed NODE-301 Part 1 trial, could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT.

Under an updated analysis plan, the primary efficacy endpoint for both the RAPID and NODE-301 trials will be defined as time to conversion over the first 30 minutes, with a target p-value of less than 0.05 for each trial. This endpoint supports the desire of patients to rapidly address their PSVT symptoms during an episode and ideally avoid visiting the emergency department. Later and earlier time points will also be assessed as part of secondary analyses to fully characterize the efficacy profile of etripamil.

When employing the updated analysis retrospectively to the NODE-301 data, results in 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). Applying the same primary endpoint to the RAPID study, powering the study at 90% and using alpha of 0.05 to detect a 19% difference of etripamil versus placebo in 30 minute time to conversion that was observed in the NODE-301 study results in the size of 180 confirmed PSVT events.

The RAPID study was designed to be similar to NODE-301 however it introduced a new treatment regimen to the program. Based on discussions with the FDA regarding maximizing the treatment effect of etripamil, the RAPID trial allowed for repeat administration of study drug (either 70 mg of etripamil or placebo) for patients who had not experienced symptom relief within ten minutes of the first study drug administration. This repeat dose regimen, which is similar to current PSVT treatment practices in the emergency department setting, was tailored to the pharmacokinetic profile of etripamil to deliver increased exposure over approximately the first 30 minutes following initial administration. We believe that the repeat administration could benefit a broader group of patients, including those with more persistent episodes.  For the primay efficacy analysis for RAPID, the FDA agreed that the single and repeat administrations of etripamil could be pooled and compared to placebo. In the NODE-301 study, 32% of etripamil patients and 14% of placebo patients converted to sinus rhythm within 10 minutes.

NODE-302 was the Phase 3 open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 enrolled in NODE-302 and could receive up to an additional 11 doses of etripamil. NODE-302 was a multi-center, open label study designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting. Efficacy assessments were also performed. Eligibility was contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil. We announced the top line data from the NODE-302 study which were presented at a late-breaking session of the Heart Rhythm Society’s Heart Rhythm 2022 Annual conference. Of 198 eligible NODE-301 patients, 169 (85%) enrolled in NODE-302 and 105 (62%) experienced a perceived episode of PSVT, self-administered etripamil and were included in the safety population. Overall, the PSVT conversion rate at 30 minutes following etripamil administration was 60.2% with a median time to conversion of 15.5 minutes (95% CI, 11.3-22.1 minutes). Among 40 patients who self-treated two consecutive episodes, 21 of 26 (81%) who converted on their first episode were also successfully converted on their second. Moreover, the need for emergency department (ED) intervention to terminate a PSVT episode was low (13% of patients and 8.5% of positively adjudicated PSVT episodes). Etripamil was generally well-tolerated, with adverse events consistent with those observed in previous trials; the majority of adverse events related to treatment were localized to the nasopharynx administration site, and were mild and brief.

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

Additionally, on July 1, 2022, our partner Ji Xing Pharmaceuticals Limited (JIXING), a clinical-stage biopharmaceutical company committed to bringing innovative medicines to underserved Chinese patients with serious and life-threatening diseases, announced the first patient enrollment at Nanfang Hospital of Southern Medical University in its phase 3 study of etripamil in China for the treatment of paroxysmal supraventricular tachycardia (PSVT).  The study is currently being carried out in more than 40 leading clinical centers across China. The study is designed to evaluate the efficacy and safety of self-administered etripamil nasal spray as treatment of PSVT and to provide clinical data to support a new drug application in China.

Etripamil: Atrial Fibrillation and Rapid Ventricular Rate

In addition to our PSVT clinical program, we began enrollment of patients in a Phase 2 proof-of-concept clinical trial in patients with atrial fibrillation titled ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate during AFib-RVR episodes. As with PSVT, calcium channel blockers are also approved for use in intravenous form for the treatment of some episodes of atrial fibrillation in which patients experience rapid ventricular rates. The Phase 2 double blind, placebo controlled, proof-of-concept, which is being conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess maximum reduction in ventricular rate, with key secondary endpoints including the time to achieve maximum reduction in ventricular rate and the duration of the effect. The trial is to be conducted in the hospital or emergency department setting under medical supervision.

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

Since inception, we have incurred significant operating losses. For the three months ended June 30, 2022 and 2021 we recorded net loss of $16.6 million and we had net earnings of $0.8 million due to the receipt of a $15 million upfront payment under our License and Collaboration Agreement, or the License Agreement, with Ji Xing Pharmaceuticals, Limited, or Ji Xing, respectively. For the six months ended June 30, 2022 and 2021, we recorded net losses of $30.7 million and $11.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $237.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $86.2 million of cash, cash equivalents and short-term investments at June 30, 2022.

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

COVID-19 Business Update

The periods of reduced global economic activity and volatility, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospectsWe continue to monitor the pandemic as we evolve our business continuity plans and response strategy.

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. While COVID-19 resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the PSVT clinical program average overall enrollment rate has stabilized, compared to 2020. Enrollment rates are still slower than expected as a result of COVID-19. During 2021 and 2020, the COVID-19 pandemic delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials or conduct of existing trials. It also delayed the initiation of clinical trial sites and the enrollment of patients into our ReVeRA trial of etripamil for AFib-RVR performed in the acute care hospital setting in Canada, due to closures of clinical sites as well as to the increased stress that COVID-19 places on Emergency Departments logistics and staff. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. We will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues for the six months ended June 30, 2021 are from the license and collaboration agreement with Ji Xing and are comprised of upfront payments.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations and changes:

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change

Revenue	$—	$15,000	$(15,000)	100.0%

Operating expenses
Research and development, net of tax credits	10,657	9,427	1,230	13.1%
General and administrative	3,918	3,018	900	29.8%
Commercial	2,231	1,843	388	21.1%
Total operating expenses	16,806	14,288	2,518	17.6%
Earnings (loss) from operations	(16,806)	712	(17,518)	(2460.4)%
Interest income, net	158	58	100	172.4%
Net earnings (loss)	$(16,648)	$770	$(17,418)	(2262.1)%

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change

Revenue	$—	$15,000	$(15,000)	100.0%

Operating expenses
Research and development, net of tax credits	19,425	18,022	1,403	7.8%
General and administrative	7,561	5,651	1,910	33.8%
Commercial	3,867	3,209	658	20.5%
Total operating expenses	30,853	26,882	3,971	14.8%
Loss from operations	(30,853)	(11,882)	(18,971)	159.7%
Interest income, net	198	138	60	43.5%
Net loss	$(30,655)	$(11,744)	$(18,911)	161.0%

Revenue

We generated no revenue for the three months and six months ended June 30, 2022 compared to revenue of  $15 million from upfront payments under the License Agreement during the three months and six months ended June 30, 2021.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2022 and 2021, respectively.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Clinical	$9,118	$7,677	$1,441	18.8%	$15,818	$14,466	$1,352	9.4%
Drug manufacturing and formulation	1,123	1,237	(114)	(9.2)%	2,175	2,653	(478)	(18.0)%
Regulatory and other costs	543	600	(57)	(9.5)%	1,615	1,081	534	49.4%
Less: R&D tax credits	(127)	(87)	(40)	46.0%	(183)	(178)	(5)	2.8%
Total R&D expenses	$10,657	$9,427	$1,230	13.1%	$19,425	$18,022	$1,403	7.8%

Research and development expenses increased by $1.2 million, or 13.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in clinical personnel related costs, clinical consulting fees and CRO costs due to advancing RAPID Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. These increases were offset by lower drug formulation and manufacturing costs.

Research and development expenses increased by $1.4 million, or 7.8% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in clinical personnel related costs, clinical consulting fees and CRO costs due to advancing RAPID Phase 3 efficacy and safety trials in etripamil for the treatment of PSVT. These increases were offset by lower drug formulation and manufacturing costs. Regulatory costs increased due to personal related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses increased by $0.9 million, or 29.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The primary contributor was an increase of $0.8 million in personnel-related costs and consulting fees for general and administrative expenses.

General and administrative expenses increased by $1.9 million, or 33.8% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The primary contributor was an increase of $1.7 million in personnel-related costs and consulting fees for general and administrative expenses.

Commercial

For the three months ended June 30, 2022, commercial expenses increased by $0.4 million, or 21.1%, compared to the three months ended June 30, 2021. The increase is due to consulting and marketing analytics.

Commercial expenses increased by $0.7 million, or 20.5%, for the six months ended June 30, 2022, compared the same period in 2021. The increase is due to personnel related costs.

Starting approximately six months to one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if approved.

Interest Income, net

Interest income, net, was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Interest income, net of bank charges, was $0.2 million and $0.1 million for the six-month periods ended June 30, 2021 and 2020, respectively. The increase in interest income was due to higher interest rates earned on investments in 2022 when compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $86.2 million and an accumulated deficit of $237.0 million.

We have evaluated whether material uncertainties exist relating to clinical trials, the COVID-19 pandemic and the impact on market conditions. The COVID-19 pandemic has had an impact on our business, operations and clinical development timelines. Government orders and restrictions in order to control the spread of the disease have impacted patient recruitment, enrollment and follow-up visits at clinical sites. At the date of the publication of our quarterly report on form 10-Q, it is not possible to reliably estimate the length and severity of these developments. We expect that our current operating plan, existing cash and cash equivalents and access to financing sources to be sufficient to fund our operations and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. Based on our cash and cash equivalents as of June 30, 2022, we expect to be able to support our ongoing operations into second-half of 2023.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(28,034)	$(11,455)	(16,579)	144.7%
Investing activities	(23,059)	32,000	(55,059)	(172.1)%
Financing activities	189	4,939	(4,750)	(96.2)%
Net decrease in cash and cash equivalents during the period	$(50,904)	$25,484	(76,388)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $28.0 million, which consisted of a net loss of $30.7 million and a net change of $2.0 million in our operating assets and liabilities offset by non-cash charges of $4.6 million related to share-based compensation and depreciation expenses.

Net cash used in operating activities during the six months ended June 30, 2021 was $11.5 million, which consisted of a net loss of $11.7 million and a net change of $3.0 million in our operating assets and liabilities offset by non-cash charges of $3.3 million related to share-based compensation expense for grants to employees, board directors and consultants. The change in our net operating assets and liabilities was mainly due to a decrease of $0.8 million for accounts payable and accrued liabilities and an increase of $2.0 million for prepaid expenses.

Investing Activities

In the six months ended June 30, 2022 we acquired $23.0 million of short-term investments while we divested of $32.0 million during the same period in 2021.

Financing Activities

In the six months ended June 30, 2022, our financing activities provided a de minimis amount of proceeds from the exercise of share options. In the six months ended June 30, 2021, our financing activities provided $4.9 million, consisting of net proceeds from the Private Placement and a de minimis amount of proceeds from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of June 30, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $86.2 million as of June 30, 2022, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On June 30, 2022, our net monetary exposure denominated in Canadian dollars was $2.8 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: August 10, 2022	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)