Form 10-Q
period 2022-09-30
Milestone Pharmaceuticals Inc.
filed 2022-11-10
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10th, 2022, the registrant had 34,286,002 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	September 30, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$37,286	$114,141
Short-term investments	39,947	—
Research and development tax credits receivable	195	356
Prepaid expenses	5,058	4,299
Other receivables	435	127
Total current assets	82,921	118,923
Operating lease assets	2,545	711
Property and equipment	303	215
Total assets	$85,769	$119,849

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$6,035	$6,551
Operating lease liabilities	487	224
Total current liabilities	6,522	6,775
Operating lease liabilities (net of current portion)	2,092	474
Total liabilities	8,614	7,249

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 30,388,109 shares issued and outstanding as of September 30, 2022, 29,897,559 shares issued and outstanding as of December 31, 2021	254,937	251,901
Pre-funded warrants - 12,327,780 issued and outstanding as of September 30, 2022 and 12,327,780 as of December 31, 2021	52,941	52,941
Additional paid-in capital	22,441	15,711
Cumulative translation adjustment	(1,634)	(1,634)
Accumulated deficit	(251,530)	(206,319)

Total shareholders’ equity	77,155	112,600

Total liabilities and shareholders’ equity	$85,769	$119,849

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$1,500	$—	$1,500	$15,000

Operating expenses
Research and development, net of tax credits	9,826	9,733	29,251	27,755
General and administrative	4,034	2,961	11,595	8,612
Commercial	2,670	1,579	6,537	4,788

Loss from operations	(15,030)	(14,273)	(45,883)	(26,155)

Interest income, net	474	48	672	186

Net loss	$(14,556)	$(14,225)	$(45,211)	$(25,969)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,491,787	42,187,887	42,339,123	41,707,563

Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(1.07)	$(0.62)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
Balance as of June 30, 2021	29,846,000	$251,716	12,327,780	$52,927	$11,795	$(1,634)	$(175,210)	$139,594
Transactions in three-month period ended September 30, 2021
Net income	—	—	—	—	—	—	(14,225)	(14,225)
Exercise of stock options	23,785	50	—	—	(26)	—	—	24
Share-based compensation	—	—	—	—	—	—	—	—
Private Placement	—	—	—	—	2,024	—	—	2,024
Issuance of common shares, net of issuance costs	—	—	—	—	—	—	—	—
Balance as of September 30, 2021	29,869,785	$251,766	12,327,780	$52,927	$13,793	$(1,634)	$(189,435)	$127,417

Balance as of June 30, 2022	30,005,884	$252,236	12,327,780	$52,941	$20,090	$(1,634)	$(236,974)	$86,659
Transactions in three-month period ended September 30, 2022
Net loss	—	—	—	—	—	—	(14,556)	(14,556)
Exercise of stock options	20,989	57	—	—	(29)	—	—	28
Private Placement	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,380	—	—	2,380
Issuance of common shares, net of issuance costs	361,236	2,644	—	—	—	—	—	2,644
Balance as of September 30, 2022	30,388,109	$254,937	12,327,780	$52,941	$22,441	$(1,634)	$(251,530)	$77,155

Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(1,634)	$(163,466)	$143,119
Transactions in nine-month period ended September 30, 2021
Net loss	—	—	—	—	—	—	(25,969)	(25,969)
Exercise of stock options	41,788	84	—	—	(41)	—	—	43
Private Placement	—	—	910,746	4,920	—	—	—	4,920
Share-based compensation	—	—	—	—	5,304	—	—	5,304
Issuance of common shares, net of issuance costs	—	—	—	—	—	—	—	—
Balance as of September 30, 2021	29,869,785	$251,766	12,327,780	$52,927	$13,793	$(1,634)	$(189,435)	$127,417

Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(1,634)	$(206,319)	$112,600
Transactions in nine-month period ended September 30, 2022
Net loss	—	—	—	—	—	—	(45,211)	(45,211)
Exercise of stock options	129,314	392	—	—	(175)	—	—	217
Share-based compensation	—	—	—	—	6,905	—	—	6,905
Issuance of common shares, net of issuance costs	361,236	2,644	—	—	—	—	—	2,644
Balance as of September 30, 2022	30,388,109	$254,937	12,327,780	$52,941	$22,441	$(1,634)	$(251,530)	$77,155

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Nine months ended September 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(45,211)	$(25,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	74	70
Share-based compensation expense	6,905	5,304
Changes in operating assets and liabilities:
Other receivables	(308)	134
Research and development tax credits receivable	161	450
Prepaid expenses	(759)	(540)
Operating lease assets and liabilities	47	25
Accounts payable and accrued liabilities	(516)	(321)

Net cash used in operating activities	(39,607)	(20,847)

Cash provided by (used in) investing activities
Acquisition of PP&E	(162)	—
Acquisition of short-term investments	(62,947)	(15,000)
Redemption of short-term investments	23,000	70,000

Net cash provided by (used in) investing activities	(40,109)	55,000

Cash provided by financing activities
Issuance of common shares, net of issuance costs	2,644	—
Proceeds from exercise of options	217	43
Net Proceeds from issuance of pre-funded warrants in a private placement (note 6)	—	4,920

Cash provided by financing activities	2,861	4,963

Net decrease in cash and cash equivalents	(76,855)	39,116

Cash and cash equivalents – Beginning of period	114,141	72,310

Cash and cash equivalents – End of period	$37,286	$111,426

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of September 30, 2022, and its statements of loss, shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its statement of cash flows for the nine months ended September 30, 2022 and 2021.

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

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

c) Significant Risks and Uncertainties

The ongoing COVID-19 pandemic has had an impact on the Company’s business, operations and clinical development timelines. The pandemic has resulted in many state, local and foreign governments implementing and making adjustments to various orders and restrictions in order to control the spread of the disease, which have impacted patient recruitment, enrollment and follow-up visits at clinical sites The Company will continue to evaluate the COVID-19 pandemic impact on the development timelines of its clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s unaudited interim condensed consolidated financial statements.

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates to continue to incur losses for at least the next several years. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $77.2 million and an accumulated deficit of $251.5 million. Management has evaluated the Company’s current operating plan against our existing cash and cash equivalents and determined that we expect to be able to support our ongoing operations through 2023.

3     Revenues

We generated revenue of $1.5 million from milestone payments under the License Agreement for the three months and nine months ended September 30, 2022 compared to no revenue in the three months ended September 30, 2021 and revenue of $15 million from upfront payments under the License Agreement during the nine months ended September 30, 2021.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

5    Leases

On May 20, 2022, the Company entered into a new lease arrangement for a 62-month term for new office space located in Charlotte, NC.  The Company recognized the operating lease right-of-use asset and operating lease liabilities at the lease commencement date on August 1, 2022.  The interest rate implicit in lease contracts is not readily determinable and the Company does not have a public credit rating and carries no debt.  As such, several factors were considered in the determination of the Company’s incremental borrowing rate used in determining the present value of lease payments.  The Company’s examined credit ratings for similar companies, assumed equivalency between the Canadian and U.S. markets for collateralized debt and used rates near the 62-month period. This resulted in an incremental borrowing rate of 7.55%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term.

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2022	December 31, 2021
Trade accounts payable	$2,853	$4,384
Accrued compensation and benefits payable	1,851	1,458
Accrued research and development liabilities	571	272
Other accrued liabilities	760	437
Total	$6,035	$6,551

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 30,388,109 shares were issued and outstanding as of September 30, 2022.

As of September 30, 2022, there were 1,121,076 common shares available for issuance under the Employee Stock Purchase Plan (“ESPP”)  and no common shares have been issued under such plan.

In August 2022, the Company issued and sold 361,236 common shares under the Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC with respect to an at-the-market offering program, or the ATM Program, for proceeds of $2.6 million (net of issuance costs of $0.1 million).

Additional Paid-in Capital

The additional paid-in capital balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Opening balance	$20,090	$11,795	$15,711	$8,530
Share-based compensation expense	2,380	2,024	6,905	5,304
Exercise of stock options	(29)	(26)	(175)	(41)
Closing balance	$22,441	$13,793	$22,441	$13,793

8     Share Based Compensation

Under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and the Company’s Stock Option Plan (the “2011 Plan”), unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

On January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,195,902 common shares. In addition, 125,127 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. As of September 30, 2022, there were 5,811,310 common shares available for issuance under the 2019 Plan, of which 664,726 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. There were 523,000 options granted and outstanding under the 2021 Inducement Plan during the nine-month period ended September 30, 2022. The options were granted at a weighted average exercise price of $6.37.

On July 15, 2022, the Company offered an ESPP, in which participation is available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements.  As of September 30, 2022, the Company has 1,121,076 common shares available under the ESPP with no common shares issued under this plan.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of September 30 were as follows:

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	$—	—	$1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,759,834	—	—	3,759,834	9.51
Granted - 2019 Plan	1,748,700	—	—	1,748,700	5.78
Granted - Inducement Plan	—	523,000	—	523,000	6.37
Expired - 2011 Plan	—	—	(1,121)	(1,121)	0.96
Exercised - 2011 Plan	—	—	(114,225)	(114,225)	1.38
Exercised - 2019 Plan	(15,089)	—	—	(15,089)	3.92
Forfeited - 2019 Plan	—	—	—	—	8.56
Cancelled - 2011 Plan	—	—	(19,387)	(19,387)	9.42
Cancelled - 2019 Plan	(17,950)	—	—	(17,950)	14.31
Outstanding at end of period	$5,475,495	523,000	1,861,238	7,859,733	$6.70
Outstanding at end of period - Weighted average exercise price	$8.32	6.37	$2.04
Exercisable at end of period	2,219,125	—	1,831,482	4,050,607	$6.28
Exercisable at end of period - Weighted average exercise price	$9.79	—	$2.01

	2021
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	$—	—	$2,080,097	2,080,097	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	—	1,706,190	13.55
Granted - 2019 Plan	2,065,200	—	—	2,065,200	6.24
Forefeited - 2019 Plan	(13,882)	—	—	(13,882)	12.81
Cancelled - 2019 Plan	(1,167)	—	—	(1,167)	21.48
Exercised - 2011 Plan	—	—	(40,538)	(40,538)	0.97
Exercised - 2019 Plan	(1,250)	—	—	(1,250)	3.74
Outstanding at end of period	3,755,091	—	2,039,559	5,794,650	$6.94
Outstanding at end of period - Weighted average exercise price	$9.53	—	$2.18
Exercisable at end of period	938,433	—	1,764,146	2,702,579	$5.39
Exercisable at end of period - Weighted average exercise price	$11.61	—	$2.08

The weighted average remaining contractual life was 7.8 and 8.0 years for outstanding options as of  September 30, 2022 and 2021, respectively. The weighted average remaining contractual life was 6.7 and 6.9 years for vested options, as of September 30, 2022 and 2021, respectively.

There was $18.6 million and $17.3 million total unrecognized compensation cost related to non-vested share options as of September 30, 2022 and 2021, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.5 years and 2.6 years as of September 30, 2022 and 2021, respectively.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of September 30 were as follows:

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,665,518	—	—	2,665,518	6.39
Granted - 2019 Plan	1,748,700	—	—	1,748,700	4.37
Granted - Inducement Plan	—	523,000	—	523,000	4.81
Vested, outstanding 2011 Plan	—	—	(170,883)	(170,883)	1.76
Vested, outstanding 2019 Plan	(1,149,117)	—	—	(1,149,117)	5.99
Forfeited - 2019 Plan	(8,731)	—	—	(8,731)	6.27
Non-vested share options at end of period	3,256,370	523,000	29,756	3,809,126	$5.34
Non-vested share options at end of period - Weighted average fair value	$5.45	$—	$2.44

	2021
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	543,192	543,192	$1.81
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	—	1,438,026	10.28
Granted - 2019 Plan	2,065,200	—	—	2,065,200	4.71
Vested, outstanding 2011 Plan	—	—	(267,789)	(267,789)	1.64
Forfeited - 2019 Plan	(13,882)	—		(13,882)	9.18
Vested, outstanding 2019 Plan	(672,686)	—	—	(672,686)	9.17
Non-vested share options at end of period	2,816,658	—	275,403	3,092,061	$6.07
Non-vested share options at end of period - Weighted average fair value	$6.47	$—	$1.98

There were 523,000 options granted, outstanding and non-vested under the 2021 Inducement Plan during the nine month period ended September 30, 2022. The options were granted at a weighted average fair value price of $4.81.

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

The fair value of options granted for the 2011 Plan, 2019 Plan and 2021 Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Exercise price	$6.94	$5.96	$5.91	$6.24
Share price	$6.94	$5.96	$5.91	$6.24
Volatility	93%	94%	91%	94%
Risk-free interest rate	2.94%	0.94%	2.41%	1.04%
Expected life	5.75	6.08	6.03	6.01
Dividend	0%	—%	0%	0%

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

The Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Administration	$1,891	$863	$3,683	$2,186
Research and development	349	821	2,302	2,226
Commercial activities	140	340	920	892
Total	$2,380	$2,024	$6,905	$5,304

9     Net Loss Per Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the nine months ended September 30, 2022 and 2021, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, as they would be anti-dilutive:

	2022	2021
Share options	7,859,733	5,794,640

Amounts above reflect the common share equivalents of the noted instruments.

10     Subsequent Events

On October 17, 2022, the Company announced positive of topline results from its second phase 3 clinical trial, which the Company refers to as the RAPID trial, of intranasally administered etripamil in the conversion of the cardiac arrythmia paroxysmal supraventricular tachycardia to normal sinus rhythm. With the positive results from the RAPID clinical trial, the Company has earned a payment of $3.5 million related to the License Agreement. This revenue will be recorded in the quarter ending December 31, 2022.

In mid-October 3,809,523 pre-funded warrants were exercised at an exercise price of $0.01 per share.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel, potent and short-acting calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, with a subsequent indication to treat atrial fibrillation with rapid ventricular rate, or AFib-RVR, and other cardiovascular indications. In October 2022, we announced positive topline results from our second phase 3 clinical trial in PSVT, which we refer to as our RAPID trial. We believe with the safety and tolerability experience from the PSVT program that etripamil can be expanded to the AFib-RVR indication, for which we currently are in a phase 2 clinical trial in the emergency department setting.

Etripamil - Phase III Clinical Program in PSVT

PSVT is a rapid heart rate condition affecting approximately two million Americans that is characterized by episodes of supraventricular tachycardia, or SVT, that start and stop without warning. Episodes of SVT are experienced by patients with symptoms such as palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of PSVT as well as other cardiac conditions. Calcium channel blockers available in oral form are used prophylactically to control the frequency and duration of future episodes of SVT. For treatment of acute episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department, or ED. The combination of convenient nasal-spray delivery, rapid-onset and short duration of action of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly ED setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

Atrial Fibrillation, or AFib, is a common form of arrhythmia with an irregular and often rapid heart rate that can increase the risk of stroke, heart failure, and other heart-related complications. Acommon complication of AFib is rapid ventricular rate, or AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. While AFib can occur with or without symptoms, the occurrence of rapid ventricular rate increases the likelihood of symptoms including heart palpitations, shortness of breath and weakness. There are currently two pharmacological approaches to managing AFib: rate control to lower a rapid heart rate and rhythm control to restore and maintain a regular (sinus) rhythm and prevent recurrent AFib episodes. Either of these pharmacological management approaches may be administered chronically or acutely, depending on patient preference and episode frequency and/or severity. For rate control, the rapid heart rate of AFib is typically treated with AV nodal blocking drugs, such as calcium channel blockers, beta blockers, or less commonly, digoxin, to control symptoms and improve cardiac function and hemodynamic stability. Oral rate control drugs used acutely do not provide immediate ventricular rate control due to a 30- to 60-minute delayed onset of action. Breakthrough episodes of symptomatic AFib often require urgent medical treatment with intravenous calcium channel blockers and beta-blockers under medical supervision, usually in the ED to quickly reduce heart rate before transitioning a patient back to oral therapy.  The combination of convenient nasal-spray delivery, rapid-onset and short duration of action of etripamil has the potential to shift the setting of care for rapid rate control away from the burdensome and costly

ED setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid rate reduction of episodes of Afib-RVR wherever and whenever they occur.

Clinical Program for the Treatment of Paroxysmal Supraventricular Tachycardia

Completed Phase 3 RAPID, NODE-301 and NODE-302 Clinical Trials

RAPID, our multi-center, randomized, double-blind, placebo-controlled phase 3 trial, enrolled a total of 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or a matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and was performed in the at-home setting without medical monitoring. A repeat dose regimen was tested such that, patients who did not experience symptom relief within 10 minutes were directed to self-administer a repeat dose of study drug. The RAPID trial achieved its primary endpoint, with patients taking the etripamil regimen demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or HR, = 2.62; [95% CI 1.66; 4.15]; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time to conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo.The safety and tolerability data from the RAPID trial continue to support the potential self use of etripamil, with findings consistent with those observed in prior trials. The most common randomized treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) to moderate (31%). There were no reported serious AEs related to etripamil. To date, the Company’s overall PSVT clinical program has resulted in more than 1,600 unique subject exposures of etripamil doses ≥70 mg.

In the RAPID study, patients who self-administered etripamil sought additional medical interventions less frequently (25% vs. 15%; p=0.103) and had fewer emergency department visits (21% vs. 14%; p=0.209) than patients in the placebo arm. These findings were consistent with the Company’s previously completed Phase 3 NODE-301 study, in which patients who self-administered etripamil sought additional medical interventions less frequently (27% vs. 14%; p=0.119) and saw a reduction in emergency department visits (25% vs. 13%; p=0.076) than patients in the placebo arm. Neither study individually was powered to show statistical significance for these analyses. Notably, predefined analyses of pooled data from the NODE-301 and RAPID trials show that etripamil treatment provided a statistically significant reduction in both the use of additional medical interventions and visits to the emergency department.

The Company believes results from the RAPID trial together with the data from the already completed NODE-301 trial could fulfill the efficacy requirement for a New Drug Application (NDA) submission for etripamil in patients with PSVT. The Company believes they now have the required exposures to fulfill the safety dataset for the NDA and has initiated closure of the open label NODE-303 safety trial.  We plan to submit an NDA application in mid-2023, pending agency feedback.

In March 2020, we reported topline results of the NODE-301 pivotal trial of etripamil for the treatment of PSVT, which was a placebo-controlled phase 3 safety and efficacy trial. NODE-301, which enrolled a total of 431 patients across 65 sites in the United States and Canada, did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period in which patients wore a cardiac monitor following study drug administration. However, important findings included: the median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo (p=0.12). Moreover, early efficacy activity was observed, including the conversion of 61% of etripamil patients compared to 45% of placebo patients within 45 minutes after study drug administration (p=0.02), a time period consistent with etripamil’s pharmacological activity, results from the latter part of the observation window confounded the statistical analysis of the primary endpoint. Patients were monitored during the five-hour period after study drug administration.

After reviewing the data from NODE-301 with the FDA in July 2020, the agency indicated that an analysis period shorter than 5 hours would be appropriate to measure the efficacy of etripamil. The FDA indicated that two trials, the RAPID and NODE-301 trials could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT, both using time to conversion over the first 30 minutes with a target p-value of less than 0.05 as the primary endpoint. When employing the updated analysis to the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02).

NODE-302 was a phase 3 open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 and enrolled in NODE-302 could receive up to an additional 11 doses of etripamil. NODE-302 is a multi-center, open label trial primarily designed to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting over multiple episodes. While the primary purpose of the trial is safety, efficacy assessments were also performed. We presented data from the NODE-302 study at a late-breaking session of the Heart Rhythm Society’s Heart Rhythm 2022 Annual conference. Of 198 eligible NODE-301 patients, 169 (85%) enrolled in NODE-302 and 105 (62%) experienced a perceived episode of PSVT, self-administered etripamil and were included in the safety population. Overall, the rate of conversion of PSVT to normal sinus rhythm at 30 minutes following etripamil administration was 60.2% with a median time to conversion of 15.5 minutes (95% CI, 11.3-22.1 minutes). Among 40 patients who self-treated two separate episodes, 21 of 26 (81%) who converted on their first episode were also successfully converted on their second episode. Moreover, the need for an external medical intervention (e.g., an intravenous therapy administered in an emergency department) to terminate a PSVT episode was low (13% of patients and 8.5% of positively adjudicated PSVT episodes). Etripamil was generally well-tolerated, with adverse events consistent with those observed in previous trials; most adverse events related to treatment were localized to the nasal administration site and were mild and transient.

Other Clinical Trials in PSVT

NODE-303 is a phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self administered without medical supervision over multiple, separate SVT episodes. Unique to the NODE-303 trial is the elimination of a test dose procedure present in the RAPID and NODE-301 trials. (The test dose procedure employed in the other phase 3 studies requires patients to first self-administer etripamil in the controlled setting of the clinic while in normal sinus rhythm before determining if the patient should be entered into the at-home self-administered dosing portion of the trial.) The NODE-303 trial was initiated with an etripamil 70 mg single dose regimen and the 70 mg optional repeat dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol amendment. The trial is designed to add to the safety data from the remainder of the development program, including those data already obtained from the RAPID, NODE-301 and NODE-302 trials, in order to fulfill the safety data set needed for NDA filing. Following, the results from the RAPID study in October 2022, and the assessment of the total exposures to etripamil in the development program to date, we believe we have the safety dataset needed for review of the NDA for PSVT and have moved to the closure phase of the  NODE-303 study.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

Recent Developments

On July 1, 2022 our partner Ji Xing Pharmaceuticals Limited or Ji Xing, a clinical-stage biopharmaceutical company committed to bringing innovative medicines to underserved Chinese patients with serious and life-threatening diseases, announced the first patient enrollment at Nanfang Hospital of Southern Medical University in its phase 3 trial. The trial is currently being carried out in more than 40 clinical centers across China and has a similar design and size as those of the RAPID trial.

Clinical Trial in AFib

In addition to our PSVT clinical program, we began enrollment of patients in a phase 2 proof-of concept clinical trial in patients with AFib, which we refer to as our ReVeRA trial in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate during AFib- RVR episodes. The phase 2 double blind, placebo controlled, proof-of-concept, trial which is being conducted in Canada in collaboration with the Montreal Heart Institute and other research centers, is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess maximum reduction in ventricular rate, with key secondary endpoints including the time to achieve maximum reduction in ventricular rate and the duration of the effect. The trial is being conducted in the hospital or ED, setting under medical supervision, which is the same concept applied to the PSVT program. The ED setting, especially since the onset of the COVID-19 pandemic, has proven to be a very difficult environment in which to conduct the trial and enrollment is very slow. We are expanding this trial into other regions and clinical sites that we believe have the opportunity to overcome some of the current enrollment challenges.

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

Since inception, we have incurred significant operating losses. For the three months ended September 30, 2022 and 2021 we recorded net loss of $14.6 million and $14.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded net losses of $45.2 million and $26.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $251.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $77.2 million of cash, cash equivalents and short-term investments at September 30, 2022.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of etripamil, as we close out our Phase 3 clinical trials of etripamil for the treatment of PSVT and begin our future clinical trials of etripamil for the treatment of AFib-RVR ;
●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of AFib and AFib-RVR as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;
●	maintain, protect and expand our intellectual property portfolio;
●	hire additional clinical, commercial, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

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

Clinical Development

With respect to clinical development, we have taken measures to maintain patient safety and trial continuity and to preserve study integrity. While COVID-19 resurgences around the world impact different geographies and clinical sites to varying degrees and at different times, the PSVT clinical program average overall enrollment rate displayed clear forward momentum, compared to 2020. Enrollment rates had slowed as a result of COVID-19, but largely recovered due to operational actions by Milestone, as evidenced by the recent completion and plans to close the phase 3 studies, RAPID and NODE 303. During 2021 and 2020, the COVID-19 pandemic delayed the initiation of many proposed RAPID clinical trial sites as some health care institutions prioritized their resources for pandemic related activities with some precluding the initiation of new clinical trials or conduct of existing trials. It also delayed the initiation of clinical trial sites and the enrollment of patients into our ReVeRA trial of etripamil for AFib-RVR performed in the acute care hospital setting in Canada, due to closures of clinical sites as well as to the increased stress that COVID-19 places on ED logistics and staff. Given the uncertainty and differing and evolving restrictions applicable to clinical trial sites and participants, additional disruptions and delays are possible. To be precautionary, we will continue to monitor the impact of COVID-19 on our planned clinical sites and patient enrollment activities. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues for the nine months ended September 30, 2022 and September 30, 2021 are from the license agreement with Ji Xing and are comprised of upfront and milestone payments.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, while we expect our research and development costs for the development of etripamil in AFib-RVR to increase for the ReVeRA clinical trial as we continue to expand this trial, we expect our research and development expenses related to the development of etripamil for PSVT to remain a very large majority of our total research and development expenses.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations and changes:

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change

Revenue	$1,500	$-	1,500	100.0%

Operating expenses
Research and development, net of tax credits	$9,826	$9,733	$93	1.0%
General and administrative	4,034	2,961	1,073	36.2%
Commercial	2,670	1,579	1,091	69.1%
Total operating expenses	16,530	14,273	2,257	15.8%
Loss from operations	(15,030)	(14,273)	(757)	5.3%
Interest income, net	474	48	426	887.5%
Net loss	$(14,556)	$(14,225)	$(331)	2.3%

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change

Revenue	$1,500	$15,000	$(13,500)	(90.0)%

Operating expenses
Research and development, net of tax credits	29,251	27,755	1,496	5.4%
General and administrative	11,595	8,612	2,983	34.6%
Commercial	6,537	4,788	1,749	36.5%
Total operating expenses	47,383	41,155	6,228	15.1%
Loss from operations	(45,883)	(26,155)	(19,728)	75.4%
Interest income, net	672	186	486	261.3%
Net loss	(45,211)	(25,969)	(19,242)	74.1%

Revenue

We generated revenue of $1.5 million from milestone payments under the License Agreement for the three months and nine months ended September 30, 2022 compared to no revenue in the three months ended September 30, 2021 and revenue of  $15 million from upfront payments under the License Agreement during the nine months ended September 30, 2021.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Clinical	$7,886	$8,081	$(195)	(2.4)%	$23,704	$22,545	$1,159	5.1%
Drug manufacturing and formulation	1,389	1,272	117	9.2%	3,564	3,926	(362)	(9.2)%
Regulatory and other costs	688	580	108	18.6%	2,303	1,662	641	38.6%
Less: R&D tax credits	(137)	(200)	63	(31.5)%	(320)	(378)	58	(15.3)%
Total R&D expenses	$9,826	$9,733	$93	1.0%	$29,251	$27,755	$1,496	5.4%

Research and development expenses were consistent for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Research and development expenses increased by $1.5 million, or 5.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due to clinical personnel related costs and clinical consulting fees. Regulatory costs increased due to personnel related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses increased by $1.1 million, or 36.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The primary contributor was an increase in personnel-related costs and consulting fees for general and administrative expenses.

General and administrative expenses increased by $3.0 million, or 34.6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The primary contributor was an increase in personnel-related costs and consulting fees for general and administrative expenses.

Commercial

For the three months ended September 30, 2022, commercial expenses increased by $1.1 million, or 69.1%, compared to the three months ended September 30, 2021. The increase is due to consulting and marketing analytics.

Commercial expenses increased by $1.7 million, or 36.5%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is due to personnel related costs and consulting fees.

Starting approximately six months to one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if approved.

Interest Income, net

Interest income, net, was $0.5 million and $0.05 million for the three months ended September 30, 2022 and 2021, respectively. Interest income, net of bank charges, was $0.7 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest income was due to higher interest rates earned on investments in 2022 when compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $77.2 million and an accumulated deficit of $251.5 million.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC with respect to an at-the-market offering program, or the ATM Program, under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal. The common shares to be sold under the Sales Agreement, are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the SEC on July 6, 2020. During the nine months ended September 30, 2022, we issued 361,236 shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million).

Based on our cash and cash equivalents as of September 30, 2022, we expect to be able to support our current operating plan through 2023.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into arrangements, similar to the agreement entered into with Ji Xing, or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. In addition, the COVID-19 pandemic, the Russian invasion of Ukraine and the implementation of a tightening monetary policy has contributed to periods of reduced global economic activity and volatility. If these and other events contributes to future periods of disruption of the global financial markets, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Discussion of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(39,607)	$(20,847)	(18,760)	90.0%
Investing activities	(40,109)	55,000	(95,109)	(172.9)%
Financing activities	2,861	4,963	(2,102)	(42.4)%
Net decrease in cash and cash equivalents during the period	$(76,855)	$39,116	(115,971)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $39.6 million, which consisted of a net loss of $45.2 million and a net decrease of $1.4 million in our operating assets and liabilities due to increases in prepaid expenses and other receivables and a decrease in accounts payable offset by non-cash charges of $7.0 million related to share-based compensation and depreciation expenses.

Net cash used in operating activities during the nine months ended September 30, 2021 was $20.5 million, which consisted of a net loss of $26.0 million and a net decrease of $0.3 million in our operating assets and liabilities offset by non-cash charges of $5.4 million related to share-based compensation and depreciation expenses.

Investing Activities

In the nine months ended September 30, 2022 we acquired $63.0 million of short-term investments while we divested of $23.0 million. In the nine months ended September 30, 2021 we acquired $15.0 million of short-term investments while we divested of $70.0 million during the same period.

Financing Activities

In the nine months ended September 30, 2022, our financing activities provided a de minimis amount of proceeds from the exercise of share options. In August 2022, the Company issued and sold 361,236 common shares under the Sales Agreement for proceeds of $2.6 million (net of issuance costs of $0.1 million). During the nine months ended September 30, 2021, our financing activities provided $5.0 million, consisting of net proceeds from the Private Placement and a de minimis amount of proceeds from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of September 30, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

a) Research & Development Expenses — Accruals

Research and development costs are charged against income in the period of expenditure. Our research and development costs consist primarily of salaries and fees paid to CROs and to CMOs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $77.2 million as of September 30, 2022, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On September 30, 2022, our net monetary exposure denominated in Canadian dollars was $4.7 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Aside from the risk factor listed below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedar.com on March 24, 2022.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA mandated “Cadillac” tax on high cost employer sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Servies, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic, unless additional

Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
10.1	2019 Equity Incentive Plan, as amended
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: November 10, 2022	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)