Form 10-K
period 2022-12-31
Milestone Pharmaceuticals Inc.
filed 2023-03-29
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common share for The Nasdaq Stock Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $184.5 million.

As of March 29th, 2023, the total number of shares outstanding of the registrant’s Common Shares was 33,287,226 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	uncertain impacts that public health crises may have on our business, strategy, clinical trial progress and research and development efforts;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China and Taiwan through our license agreement with Ji Xing Pharmaceuticals;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

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

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, or the Securities Act, do not protect any forward-looking statements that we make in connection with this Annual Report on Form 10-K.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Economic uncertainty, including related to inflation, may adversely affect our results of operations.
●	We have only one product candidate, etripamil, for which we are currently pursuing clinical development. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.
●	We may not be successful in our efforts to expand our pipeline of product candidates beyond etripamil for paroxysmal supraventricular tachycardia.
●	The development of additional product candidates is risky and uncertain.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.
●	Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, and could be affected by future health epidemics.
●	We may encounter substantial delays or difficulties in our clinical trials.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell etripamil or any future product candidates, we may not be successful in commercializing etripamil or any future product candidates, if and when they are approved.
●	Even if etripamil or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	Even if we successfully obtain approval for etripamil, its success will be dependent on its use in accordance with labeled instructions for use.
●	If the market opportunities for etripamil and any future product candidates are smaller than we estimate, our business may suffer.
●	Coverage and adequate reimbursement may not be available for etripamil or any future product candidates, which could make it difficult for us to gain market acceptance.
●	Even if we obtain and maintain approval for etripamil or any future product candidates from the Food and Drug Administration, or FDA, we may never obtain approval of etripamil or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.
●	Even if we obtain regulatory approval for etripamil or any future product candidates, they will remain subject to ongoing regulatory oversight.
●	We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.
●	We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	Etripamil is intended to be used with a nasal-spray device, which may result in additional regulatory and supply risks.

●	If we are unable to obtain and maintain patent protection for etripamil or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to commercialize successfully our product candidates may be impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	The market price of our common shares has been and may continue to be volatile and fluctuate substantially, and you could lose all or part of your investment.
●	Our common shares are thinly traded and our shareholders may be unable to sell their shares quickly or at market price.
●	Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1.      BUSINESS

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel and potent calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, and a subsequent indication to treat atrial fibrillation with rapid ventricular rate, or AFib-RVR.

PSVT is a highly symptomatic and impactful heart arrhythmia characterized by unpredictable attacks of a racing heart, often exceeding 150 beats per minute.  Symptoms of PSVT often arise suddenly and include palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting, and anxiety, causing many patients to interrupt their daily activities at the time of symptom-onset. The impact and morbidity from an episode of PSVT can be especially detrimental in patients with underlying cardiovascular or medical conditions, such as heart failure, obstructive coronary disease, or dehydration. The uncertainty of when such an attack of PSVT will strike or how long it will persist is anxiety-provoking, reduces patients’ quality of life and prevents participation in many desired activities. Drugs approved for the treatment of PSVT attacks include adenosine, verapamil, and diltiazem, with all being administered intravenously under medical supervision, usually in the emergency department. Other oral drugs are sometimes used to treat attacks in a concept called “pill in the pocket.”  However, those drugs have never been proven effective or safe and are not approved for this use.  Doctors are frustrated by the lack of effective treatment options besides a prolonged, unpleasant, and costly trip to the emergency department or, for some patients, an invasive ablation procedure. PSVT is traumatic for patients, frustrating for healthcare providers, and costly for payers. With no pharmaceutical innovation in the treatment of PSVT for over 30 years and a movement in the healthcare system to enable patient centered care, there is an opportunity to help patients living with PSVT to take greater control over their PSVT attacks.

Atrial Fibrillation, or AFib, is a common form of arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. A common complication of AFib is a rapid ventricular rate, or AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a rapid ventricular rate in patients with atrial fibrillation increases the likelihood of symptoms including heart palpitations, shortness of breath and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control.  Regardless of the chronic approach, when faced with an episode of AFib-RVR, acute rate control is called for most commonly in the form of oral AV-nodal targeted drugs such as a beta blocker or calcium channel blockers.  However, these oral rate control drugs, when used acutely, do not adequately provide immediate ventricular rate control due to a 30- to 60-minute delayed onset of action, and, as a result, many patients seek faster and more certain rate reduction and symptom resolution by going to the emergency department for acute treatment utilizing intravenous rate control and/or electrical cardioversion of their atrial fibrillation. Similar to PSVT, patients feel a loss of control by needing to visit the emergency department for overcoming their atrial fibrillation attack, doctors are frustrated by the lack of options for patients to self-manage these acute rate attacks and payer organizations would prefer to treat the AFib-RVR attacks in a more cost effective and time-efficient manner.

Our objective is to develop and commercialize etripamil as a fast-acting nasal spray to be prescribed by the doctor so that the patient can carry etripamil with them for use wherever and whenever an attack occurs. We have completed patient conduct (last patient last visit) in the  Phase 3 clinical trials for the lead indication and we plan to submit a New Drug Application, or NDA, for marketing approval in the United States for etripamil for the treatment of PSVT mid-2023.  If approved, we believe that etripamil will provide the patient with a portable treatment to stop an attack at-home and to reduce the reliance on the emergency department.  We believe that this may help patients to live their lives with less concern over when their next PSVT attack will occur.  For health care providers, etripamil could represent a new tool they can offer to their patients to better self-manage their PSVT attacks resulting in fewer calls to their office, a more efficient  use of healthcare resources, and more empowered, satisfied patients.

Etripamil is currently in  Phase 2 clinical development for assessing its safety and effectiveness in AFib-RVR. Similar to our approach for PSVT, we believe that etripamil has the potential to help the patient experiencing a symptomatic episode of AFib-RVR to self-manage their condition by conveniently, reliably and quickly reducing their elevated heart rate wherever and whenever the episode occurs, thereby reducing the need for emergency department utilization that many patients currently seek.

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 150,000 emergency department visits and hospital admissions and up to 80,000 ablations per year. From this diagnosed population, we define the target addressable market for etripamil as the 40 to 60% of patients who experience frequent and longer, moderate to severe episodes each year. After being exposed to the data from the RAPID clinical study in market research, Cardiologists reported a willingness to prescribe etripamil to approximately 50% of the patients with PSVT in their care, which suggests 500,000 to 800,000 patients can potentially be treated  with etripamil in the peak year. Additionally, we believe that these target patients will use etripamil to treat a median of five episodes per year based on the projected number of longer or more intense episodes (self-reported) experienced by the patient. This implies demand in the US for etripamil of 2.5 million to 4 million episodes treated in the peak year.

The American Heart Association estimates a prevalence for AFib of seven million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12 million over the same time period. According to the Healthcare and Utilization Project, AFib resulted in 660,000 patient visits to the emergency department and 465,000 admissions to the hospital in 2016. From market research we estimate the target addressable market for etripamil in patients with AFib and rapid ventricular rate (RVR) as approximately 30 to 40% of the diagnosed prevalent population, defined as patients experiencing at least one symptomatic episode of AFib-RVR requiring treatment per year.

Our Pipeline

The figure below sets forth the status and focus of etripamil:

PSVT Phase 3 Program Highlights: The RAPID, NODE-301, NODE-302, and NODE-303 Trials

On October 17, 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results were further presented shortly thereafter, on November 7, 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Meetings (Chicago, IL). RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or a matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and was performed in the at-home setting without medical supervision.  The RAPID trial achieved its primary endpoint, with patients taking the etripamil regimen demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time to conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial continue to support the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

The use of additional medical interventions and emergency department utilization were important secondary measures of efficacy for both the RAPID and NODE-301 studies, although with the understanding that neither study was individually powered to expect statistical differences.  In a pre-planned analysis across both studies, patients who self-administered etripamil sought additional medical interventions 43% less frequently (15% vs. 25%; p=0.013) and had 39% fewer emergency department visits (14% vs. 22%; p=0.035) than patients in the placebo arm.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating primarily the safety of etripamil when self-administered without medical supervision over multiple, separate SVT episodes. After consultation with the regulatory authorities, it was concluded that the test doses procedure was an unnecessary step for the self-administration of etripamil and it was removed from the requirements of the NODE-303 safety study. The NODE-303 trial was initiated with an etripamil 70 mg single-dose regimen and the 70 mg optional repeat-dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol amendment. The trial was sized in order to add to the safety data from the remainder of the development program, including those data already obtained from the RAPID, NODE-301 and NODE-302 trials, in order to fulfill the safety and exposure dataset needed for NDA filing. Following the results from the RAPID study, initially obtained in October 2022, and the assessment of the total exposures to etripamil in the development program to date, we believe we have the safety dataset needed for review of the NDA for PSVT and have moved to the closure stage of the NODE-303 study.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat their future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

The NODE-301 trial is a placebo-controlled Phase 3 safety and efficacy trial and the first trial ever conducted to treat attacks of PSVT in the at-home setting. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada. Although the study did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration in which patients wore a cardiac monitor, both prespecified and post hoc analyses at earlier time periods, namely at 30 minutes, showed significant treatment effects in favor of etripamil. For example, in a post hoc analysis of the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). The safety and tolerability data from the NODE-301 trial support the potential self-administration use of etripamil, with the most common randomized treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, being related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (85%) to moderate (15%). There were no serious AEs related to etripamil. After reviewing the data from NODE-301 with the FDA in July 2020, the Agency indicated that an analysis period shorter than 5 hours would be appropriate to measure the efficacy of etripamil. The FDA indicated that two trials, the RAPID and NODE-301 trials could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT, both using time to conversion over the first 30 minutes with a target p-value of less than 0.05 as the primary endpoint.

NODE-302 is a Phase 3 multi-center, open-label safety extension of the NODE-301 trial. Patients who completed NODE-301 and enrolled in NODE-302 could administer open-label drug for up to an additional 11 episodes of PSVT. The study’s objective is to evaluate the safety of etripamil nasal spray when self-administered by patients without medical supervision for spontaneous episodes of SVT in an outpatient setting over recurrent episodes. While the primary purpose of the trial is safety, efficacy assessments were also performed. We presented data from the NODE-302 study at a late-breaking session of the Heart Rhythm Society’s Heart Rhythm 2022 Annual conference. Of 198 eligible NODE-301 patients, 169 (85%) enrolled in NODE-302 and 105 (62%) experienced a perceived episode of PSVT, self-administered etripamil and were included in the safety population. Overall, the rate of conversion of PSVT to normal sinus rhythm at 30 minutes following etripamil administration was 60.2% with a median time to conversion of 15.5 minutes (95% CI, 11.3-22.1 minutes), findings consistent with those from other studies, even those of a different design, indicating robustness of results. Among 40 patients who self-treated two separate episodes, 21 of 26 (81%) who converted on their first episode were also successfully converted on their second episode. Moreover, the need for an external medical intervention (e.g., an intravenous therapy administered in an emergency department) to terminate a PSVT episode was low (13% of patients and 8.5% of positively adjudicated PSVT episodes). Etripamil was generally well-tolerated, with adverse events consistent with those observed in previous trials; most adverse events related to treatment were localized to the nasal administration site and were mild and transient.

AFIB RVR Phase 2 Proof of Concept Trial: Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA)

The Phase 2, double-blind, placebo-controlled, proof-of-concept study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA), in patients with atrial fibrillation with rapid ventricular response (AFib/RVR), is being conducted in Canada and the Netherlands in collaboration with the Montreal Heart Institute, the WCN network, and other research centers. The ReVeRA study is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo to patients presenting with symptomatic AFib/RVR. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is being conducted in the emergency department setting under medical supervision.

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

•

Expand the scope of cardiovascular indications for etripamil beyond PSVT. We are investigating, in a Phase 2 proof of concept study, the use of etripamil for the treatment of patients with AFib-RVR. We believe that etripamil could benefit patients with AFib-RVR based on the approved use of intravenous, or IV, calcium channel blockers in this indication. We are also exploring the additional cardiovascular opportunities for the use of etripamil.

•

Maximize the value of our programs by maintaining flexibility to commercialize our product candidates independently or through collaborative partnerships. We currently have exclusive development and commercialization rights for etripamil for our initial indications of PSVT and AFib-RVR. We are establishing commercialization and marketing capabilities with a focus to commercialize etripamil in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies.

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

Cardiac and Pharmacologic Basis of Development Programs

Normal Conduction

Within the right atrium, one of the heart’s upper chambers, sits a specialized structure called the sinus node. The sinus node, serving as the heart’s intrinsic pacemaker, generates an electrical signal which spreads throughout both atria and then is transmitted down to the lower chambers, the ventricles, via another specialized electrical tissue, the atrio-ventricular, or AV, node, which is shown in the figure below. Upon reaching the ventricles, the electrical signal them to contract, pumping blood out to the lungs and the rest of the body. Another heartbeat does not occur until a new signal is generated from the sinus node and the cycle repeats. Under normal conditions, passage from the sinus node over the AV node is the only way for the electrical impulse to travel from the atria down to the ventricles.

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

As seen in the figure below, the various waves of an ECG tracing corresponding to the events of a single heartbeat are named with the letters P, Q, R, S and T. The interval between the P wave and the R wave, known as the PR interval, is a measure of conduction over the AV node. A normal PR interval is 0.12-0.20 seconds.

ECG Tracing Graph – Event Single Heartbeat

Arrhythmias

A disruption in the heart’s normal rhythm or conduction of electrical signals is called an arrhythmia. An arrhythmia can take the form of the heart beating too quickly, too slowly, or with an irregular pattern. A faster than normal heart rate is a tachycardia; a slower than normal heart rate is a bradycardia. Symptoms of an arrhythmia can include palpitations, lightheadedness or dizziness, chest pain, shortness of breath, or sweating; these symptoms can be markedly severe, and in advanced cases of some arrhythmias, resultant signs can include worse morbidities and even mortality. PSVT and atrial fibrillation are two of the most commonly occurring arrhythmias. While PSVT is characterized by a faster than normal heart rate where the heart beats at regular intervals, with AFib-RVR the heart often beats faster than normal and with an irregularly irregular rhythm. Pharmacologic treatment of PSVT focuses on terminating the arrhythmia using an agent to prolong the refractoriness (the recovery time between consecutive activations) of the AV node or to prolong conduction over the AV node. With AFib-RVR, there are two approaches to treatment: rate control to reduce the heart rate and rhythm control to restore sinus rhythm and prevent AFib recurrences.

Etripamil

We designed the molecule of etripamil and is developing the drug, a novel, potent and rapid-onset calcium channel blocker, as a nasal spray to be administered by the patient to terminate episodes of transient cardiovascular conditions as they occur. Rapid pharmacological action is both appropriate and sufficient to resolve an episode of SVT. We  have completed Phase 3 development for PSVT. We are also developing etripamil to provide acute ventricular rate control for patients with symptomatic episodes of atrial fibrillation with rapid ventricular rate and are exploring other therapeutic applications in which a patient-administered, rapid-onset, non-dihydropyridine calcium channel blocking agent could provide patient benefit.

In our work to develop potential therapies, we sought to create new chemical entities as analogs of known molecular classes with clinically validated mechanisms of action. Our goal was to preserve the beneficial pharmacology of existing molecules while altering their pharmacokinetic profile with focused medicinal chemistry to produce drugs that are fast acting. As a result, we created a series of novel non-dihydropyridine, L-type calcium channel blockers containing chemical ester moieties that preserved the desired pharmacology on the heart but that could be rapidly metabolized in the blood by serum esterases. Etripamil resulted from this effort as a new chemical entity with a fast pharmacodynamic effect in humans, relative to oral calcium channel blockers.

We believe that the following attributes of etripamil make it a better treatment candidate for certain episodic cardiovascular conditions than current standards of care:

•	Action: Etripamil is designed to be rapidly metabolized by blood-borne esterases, with the goal of reducing long-term side effects that may occur with chronic drug therapy.
•	Absorption: Etripamil is designed to be absorbed into the bloodstream in less than 10 minutes through the inner lining of the nose, yielding a rapid-onset pharmacologic pattern consistent with parenterally administered drugs.
●	Administration: Etripamil is designed, and has been investigated, to empower patients to self-administer treatment outside of a medical setting and as prompted by a patient’s symptoms.

PSVT

PSVT is a serious, markedly symptomatic, and recurring cardiac arrhythmia, which is caused by altered electrical conduction within the heart, involving the AV node and over an abnormal electrical circuit in the substantial majority of cases. In the most common form of PSVT, AV nodal reentrant tachycardia, or AVNRT, there is an abnormal limb of electrical circuitry within the AV node which represents the substrate of the tachycardia. This abnormal circuitry is the basis for a reentrant arrhythmia which results in excessively rapid beating of both the atria and ventricles.

In the next most common form of PSVT, atrioventricular reciprocating tachycardia, or AVRT, there is an abnormal limb of electrical tissue, or bypass tract, that directly connects the atria and the ventricles. In AVRT, the bypass tract allows the signal to travel between the atria and ventricles as a “short circuit.” AVRT involves the AV node, in addition to the bypass tract.  Thus, for both AVNRT and AVRT – two PSVT types that require the AV node as a part of their abnormal circuit, or AV-nodal dependent PSVTs – a drug which targets the AV node can represent a potential treatment. Non-dihydropyridine calcium channel blockers are a class of drugs that target the AV node, reflecting why etripamil has been an excellent therapeutic candidate for AVNRT and AVRT termination.

Current Treatment Options for PSVT

Treatment for PSVT depends on the frequency, duration, and severity of the episodes as well as patient preference. Current options for patients with PSVT to terminate an episode of SVT include vagal maneuvers, IV medication or external shock delivered in the emergency department. Additionally, some practitioners prescribe oral medications, such as calcium channel blockers, beta blockers and antiarrhythmic drugs to be taken at the onset of an episode. However, these oral medications interventions are generally not acutely effective. Long-term strategies include chronic drug therapy to reduce the frequency of episodes and cardiac ablation to potentially cure the disease. Patients may also elect to not treat their symptoms and simply endure episodes of SVT when they occur.

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

Market Opportunity – Paroxysmal Supraventricular Tachycardia (PSVT)

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 600,000 healthcare claims in the United States alone per year, including more than 150,000 emergency department visits and hospital admissions and up to 80,000 ablations. Furthermore, we estimate that approximately 300,000 people are diagnosed with PSVT each year in the United States. We derive these estimates from the analysis of longitudinal claims data, which we believe is the most accurate method available to estimate the epidemiology of PSVT. A study in the Journal of Clinical Electrophysiology published in 2021 concluded that excluding patients with comorbid Atrial Fibrillation or Atrial Flutter, or AFib/AFL, leads to a conservative estimate of PSVT treated prevalence in the U.S. of approximately 1.3 million, while including those with comorbid AFib/AFL suggests a U.S. treated prevalence of approximately 2.1 million, with approximately 190,000 to 310,000 corresponding new cases each year.

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

Current treatment for PSVT also consumes significant healthcare resources. Research published in the American Journal of Cardiology in 2020 shows that costs for patients rose significantly in the pre-diagnosis year due to the difficulty of obtaining an accurate diagnosis. In the year following diagnosis, costs triple for those less than 65 years of age and double for those over 65 years of age, compared to matched controls. Total healthcare expenditures in the year following PSVT diagnosis ranged from $20,000 to $30,000 per patient, significantly higher than the expenditures observed for patients without PSVT (approximately $6,500 per patient). Significant increases for both age groups were noted for emergency department visits. For those less than 65, the average cost of hospitalizations doubled as their inpatient rates quadrupled. Of note, catheter ablations following diagnosis represent only 23% of this increased spend, meaning most costs are unrelated to ablations. In total, approximately $3 billion is spent annually in the U.S. on the management of PSVT.

Our Clinical Development Program for the Treatment of Paroxysmal Supraventricular Tachycardia

Current treatments do not address the medical need for a rapidly acting, effective, safe and patient-administered treatment that can be taken outside of a hospital or acute care setting at the onset of an SVT episode to restore the heart back to sinus rhythm. We believe that etripamil will fill this unmet need. We completed a Phase 1 clinical trial, which supported the selection of four doses of etripamil for Phase 2 development, followed by a Phase 2 clinical trial in adult patients to evaluate the effects of four doses in patients with PSVT. Both trials assessed nasally administered etripamil compared to placebo. Based on discussions with the FDA, we initiated a major Phase 3 clinical trial (NODE-301) in July, 2018 to assess the efficacy and safety of etripamil in the at-home setting and released topline data in March, 2020. We have completed a second pivotal Phase 3 trial (RAPID) which demonstrated highly statistically significant efficacy to convert PSVT and favorable safety/tolerability of the drug We have completed additional Phase 1 clinical trials, one that further characterized the PK and PD of intranasal etripamil in Japanese and non-Japanese healthy volunteers; a second that further characterized pharmacokinetics and safety of administering the drug in single- vs. repeated-dose approaches. We have also completed an open label Phase 3 safety trial (NODE-302), which provided further drug access to patients that had previously participated in the NODE-301 trial. The primary objective of the NODE-302 trial is to assess the safety of etripamil 70 mg in patients over multiple episodes. We completed a third Phase 1 clinical trial, assessing the impact of a repeat-dose regimen, in which patients take a second 70 mg dose of etripamil 10 minutes after a first dose of 70 mg, on the PK and safety of etripamil.  We have completed NODE-303, which is an open label Phase 3 study that has the objective of collecting further safety data. The FDA has agreed that our Phase 3 clinical program could support an NDA filing in the United States.

Phase 1 Clinical Data

We completed a Phase 1 clinical trial (MSP-2017-1096), in healthy volunteers, which was designed to assess the safety, PK profile, and cardiac pharmacology of intranasally administered etripamil in a randomized, double-blind, placebo controlled, single ascending dose trial. The trial’s primary objective was to determine the maximum tolerated dose or maximum feasible dose of two different formulations of etripamil administered via the nasal route in healthy, adult male subjects. All doses of etripamil were generally well tolerated, and there was no difference in the safety profile and PK between the two formulations of etripamil, referred to as MSP2017A and MSP2017B. The most commonly reported side effects were localized to the administration site, e.g., nasal irritation and nasal congestion.  Potential concerns such as syncope, pre-syncope, lightheadedness, or decreases in systolic blood pressure below 90 mmHg or AV nodal blocks of second degree or worse were not observed. The study of formulation MSP2017A was stopped at 60 mg and MSP2017B was further studied at higher doses (105 mg and 140 mg). The Phase 1 results supported the selection of four doses of etripamil for Phase 2 development. We are using these Phase 1 data, and resultant Phase 2 data, to support further clinical development of etripamil in two indications: PSVT and AFib-RVR.

PK analyses have demonstrated rapid absorption and elimination following nasal administration of etripamil, as well as dose proportional systemic exposure, or area under the curve, and maximum plasma concentration for etripamil and its primary inactive metabolite. These findings were consistent across a range of seven doses of drug tested up to 140 mg. The 140 mg dose was the maximal feasible dose because neither the concentration (350 mg/mL) nor the volume (200 µL) of solution administered in each nostril could be increased. Due to these characteristics of formulation and delivery, a maximum tolerated dose of etripamil was not established. The figure below shows the rapid absorption via the nasal route and the rapid decrease in plasma concentration of etripamil.

Phase 1: (MSP-2017-1096)

Pharmacokinetic Profile of Etripamil Plasma Concentrations

Error bars indicate standard error of the mean

Prolongation of the PR interval as measured by ECGs, which reflects the impact of drug on AV-nodal conduction, was utilized as the pharmacodynamic, or PD, measure. A linear relationship was observed between the dose of etripamil and prolongation of the PR interval. The 60 mg, 105 mg, and 140 mg doses demonstrated a 10% or greater PR prolongation, which is shown in the figure below. This correlates with the reported slowing of conduction over the AV node that is necessary to convert an SVT episode to sinus rhythm. Such slowing of AV-nodal conduction, reflected by PR interval prolongation, has been observed clinically and investigationally with known intravenous AV-nodal targeted agents such as verapamil, adenosine, and tecadenoson.

Phase 1: (MSP-2017-1096) - Pharmacology

We completed a second Phase 1 trial, NODE-102, comparing the PK and PD of etripamil 35 mg, 70 mg, and 105 mg versus placebo in Japanese and non-Japanese healthy volunteers. Once we determined there was no difference in PK and PD of etripamil between Japanese and non-Japanese participants, we pooled the data from the overall populations into a single dataset. We believe this trial provides further justification for the selected 70 mg dose in our Phase 3 program broadly, and may be used to support further clinical development of etripamil in Japan.

As shown in the figure below, we observed a correlation between the PK profile of etripamil 70 mg, measured by change in PR interval from baseline over time, and the plasma concentrations of etripamil. With regard to pharmacodynamics, an approximate 10% increase in the PR interval has been reported to be a marker of meaningful prolongation in AV-nodal conduction that is needed to terminate an episode of PSVT. The data as demonstrated on the blue line on the graph below indicates that etripamil 70 mg is potentially impacting AV nodal conduction at meaningful levels for a period up to approximately 50 minutes.

Phase 1: (MSP-2017-1205) NODE-102

Comparison of PK and PD Profile of Etripamil 70mg
Mean Etripamil Plasma Concentration (ng/ml)
Mean Percentage Change from Baseline PR Interval
Target Threshold for PR Prolongation
Mean Etripamil Plasma Concentration (ng/ml)
PR Interval – Mean change from baseline (%)
Time (minutes)
0
20
40
60
80
100
120
140
160
0
10
20
30
40
50
60
70
80
90
100
20%
10%
0%
-10%

The Phase 3 RAPID study incorporated a repeat-dose administration regimen of study drug (70 mg of etripamil or placebo). Specifically, patients were instructed to administer a repeat administration of study drug if they did not experience relief from symptoms of PSVT within 10 minutes of the first administration of study drug. This tailored, staged drug regimen utilizes a repeat-dose similar to current PSVT treatment practices with intravenous drugs in the emergency department setting. Pharmacologic data supporting a repeat-dose approach were obtained from a Phase 1 study. A repeat dose regimen (two doses of 70 mg etripamil administered 10 minutes apart) was tested in study NODE-103. As shown in the figure below, this regimen resulted in greater systemic exposure to etripamil, as measured by an apparently increased second maximum concentration after the second administration, as well as an elevated total Area Under the Curve, compared to single-dose administration of 70 mg. Furthermore, from visual inspection of the data, the intended two-bolus PK plot can be observed.

We believe these PK data supports the hypothesis underlying our RAPID trial regimen that a second administration will augment etripamil exposure, while maintaining safety, and will improve impact of the drug on AV-nodal conduction thereby resulting in a greater therapeutic effect.

Phase 1: (NODE-103). One dose of 70-mg etripamil vs. repeat dose regimen administered 10 minutes apart

Error bars = standard error

Phase 2 Clinical Data

We completed a Phase 2 multicenter, randomized, double-blind, placebo controlled clinical trial in the United States and Canada, NODE-1, to evaluate the effects of four doses of etripamil in patients with PSVT. In order to demonstrate the effectiveness and safety of etripamil to terminate SVT in a controlled setting, we conducted the study in the electrophysiology, or EP, laboratory setting, where an SVT episode could be induced in patients scheduled to undergo an EP study and ablation. The primary objective of this trial was to demonstrate the superiority of at least one dose of etripamil over placebo in terminating SVT. The secondary objectives were to determine the minimally effective dose of etripamil, to establish a dose related efficacy trend for etripamil, and to evaluate the safety of etripamil in a clinical setting. The trial was statistically powered at more than 80% to show a 50% absolute difference of etripamil versus placebo.

The trial enrolled 199 patients, of which 95 withdrew prior to dosing: 70 due to inability to induce (n=42) or to sustain (n=28) SVT, five based on physician discretion, one lost to follow up, one due to withdrawal of consent, and 18 for other reasons. The mean age of patients was 52.2 years (range, 19 to 85 years). As shown in the figure below, SVT was induced and sustained for five minutes in 104 patients, who were randomized into one of five dosing cohorts. Four cohorts received intranasal doses of etripamil (35 mg, 70 mg, 105 mg, or 140 mg) and one cohort received matching placebo. All doses of study drug were delivered in a double-blind fashion in which healthcare providers administered four 100 µL sprays from four different single-spray devices. There were no imbalances in baseline characteristics across the five treatment groups.

The mean heart rate in SVT at time = 0 was 177 bpm in the placebo group and 168 bpm, 173 bpm, 180 bpm, and 155 bpm in the etripamil 35-mg, 70-mg, 105-mg and 140-mg groups, respectively.

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

Phase 2: (MSP-2017-1109) NODE 1 - Etripamil Conversion Rates from SVT to Sinus Rhythm

In a post-hoc analysis conducted to inform our Phase 3 trial design, the patients’ times to conversion of SVT to sinus rhythm were examined. As shown in the following Kaplan Meier plot, patients successfully converting to sinus rhythm during the 15-minute study window, the three highest doses of etripamil (140 mg, 105 mg, and 70 mg) demonstrated statistically significant shorter time to conversion of SVT compared with placebo. The 70-mg dose showed a rapid onset of action with a median time to conversion of less than three minutes after nasal administration of etripamil. Doses of drug above 70 mg, given as single-dose administrations in this study, did not yield meaningfully greater degrees of conversion of SVT.  These data contributed greatly to selection of etripamil dose for the Phase 3 program.

Phase 2: (MSP-2017-1109) NODE 1 – Etripamil Time to Conversion from Supraventricular Tachycardia to Sinus Rhythm

Overall, etripamil was well tolerated, and the most common adverse events were localized to the nasal route of administration, e.g., nasal irritation or nasal congestion, reported by up to 60% and 45% of patients, respectively, after etripamil (versus none after placebo). Specifically, the 70-mg dose was reported to have 48% nasal irritation and 26% nasal congestion; however, these were transient and required no specific intervention. Most adverse events were mild (44.2%) or moderate (24.0%) across all treatment groups. At least one adverse event considered related to the study drug, according to the investigator assessment, was reported in 17 (85.0%) patients in the etripamil 35-mg group, 18 (78.3%) in the 70-mg group, 15 (75.0%) in the 105-mg group, 20 (95.2%) in the 140-mg group and 4 (20.0%) in the placebo group. The incidence of adverse events was not dose-dependent. Hypotension, or low blood pressure, was reported as an adverse event in two patients, one in the 105-mg group and one in the 140-mg group. Neither event led to sequelae or a serious classification.

A total of three patients experienced severe adverse events that were considered possibly related to etripamil. One patient who received a 35-mg dose of etripamil experienced facial flushing, shortness of breath, and chest discomfort. One patient who received a 105-mg dose of etripamil had nausea and vomiting, as well as a severe and serious cough. One patient who received a 140-mg dose of etripamil experienced a severe adverse event of second-degree AV block with relative hypotension, beginning five minutes after conversion to sinus rhythm; the AV block resolved after 43 minutes, was without sequelae observed, and ablation was subsequently performed. There were no adverse events that led to study discontinuation or death.

Calcium channel blockers have the potential to cause hypotension as a side effect. Thus, in our Phase 2 clinical trial, we recorded vital signs, including heart rate and blood pressure, before induction of SVT and every two minutes for 30 minutes after study drug was given (see figure below). We observed no meaningful reduction in mean blood pressure in the 35 mg or 70 mg etripamil cohorts but observed a transient decrease in the mean blood pressure in the two highest cohorts, 105 mg, and 140 mg. Due to the induction of SVT, the mean systolic blood pressure decreased at time 0 compared to the average at 20 and 10 minutes before SVT induction. Compared to baseline and time 0, systolic blood pressure measurements recorded from two minutes to 16 minutes post study drug administration showed no decrease in mean systolic blood pressure in the placebo or 35-mg groups, and maximum mean decreases of 2 mm Hg four minutes post dose in the 70-mg group, 17 mm Hg six minutes post dose in the 105-mg group, and 20 mm Hg six minutes and eight minutes post dose in the 140-mg group. As illustrated in the figure below, mean blood pressure reductions in these two groups were transient.

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

Clinical Development of Etripamil for a PSVT Indication

In accordance with on our interactions with regulatory agencies, our Phase 3 clinical program has included:

•

RAPID, a confirmatory pivotal efficacy trial to assess the time to conversion of PSVT to sinus rhythm due to treatment with etripamil compared to placebo in the at-home setting and, in this trial, utilizing an optional repeat-dose regimen.

•	NODE-301 part 1, a pivotal efficacy trial to assess the time to conversion of PSVT to sinus rhythm due to treatment with etripamil compared to placebo in the at-home setting.
•	NODE-302, an open-label extension of NODE-301 that enrolled patients who completed NODE-301 in order to collect safety data on subsequent (recurrent) episodes in the at-home setting, and.

•	NODE-303, an open-label global safety trial to complete the safety assessment of etripamil in the at-home setting to support an NDA and other regulatory filings.

Phase 3 Clinical Trials

RAPID Study. The RAPID trial was a placebo-controlled, double-blinded, randomized, event-driven Phase 3 clinical trial conducted in the United States, Canada, and Europe to evaluate 70 mg of etripamil (with an optional repeat dose of drug) versus placebo in terminating an SVT episode in the at-home setting. RAPID, also named NODE-301 part 2, was originally intended to collect double-blind data from randomized patients who had not yet experienced an SVT event after the NODE-301 study reached its target number of adjudicated SVT events. After receiving guidance from the FDA on our Phase 3 program, we amended and expanded NODE-301 part 2 and renamed it the RAPID trial; and, with regulatory agreement, RAPID is inferentially separate from NODE-301 part 1. The RAPID trial, an event-driven trial like the prior Phase 3 one, was projected to enroll approximately 500 patients and was defined to be completed after a total of 180 confirmed SVT events occurred. Patients enrolled in the RAPID trial were randomized 1:1 (etripamil:placebo). The graphic below shows the design of the RAPID trial. The protocol amendment changing NODE-301 part 2 to RAPID, and incorporating an important repeat-dose treatment regimen, was implemented across all clinical study sites over 2021. Prior to the RAPID / repeat-dose amendment being fully implemented, a total of 34 patients dosed themselves with single dose study drug of which 29 were confirmed by the adjudication committee to be SVT (i.e., groups C+D in the trial design graphic, which had been randomized 2:1, etripamil:placebo).

Phase 3: (MSP-2017-1138) RAPID – Trial Design

(1) Arms C and D (single-dose regimen) will be only the patients enrolled under NODE-301 who have had an episode prior to the RAPID Study protocol amendment

(2) Wilcoxon analysis modeling from NODE-301 data

Under the RAPID statistical analysis plan (SAP), the primary efficacy endpoint for the study was defined as time to conversion over the first 30 minutes, with a target p-value of less than 0.05. (This endpoint was agreed upon with FDA and other regulatory bodies because it, when assessed in either a prespecified or in a post hoc analysis for NODE-301 part 1, was statistically significant and showed a compelling treatment effect.) This endpoint supports the desire and need of patients to address their PSVT symptoms rapidly during an episode and have a normal cardiac rhythm restored during a time-window that would avoid additional medical intervention and visiting an emergency department. Based on interactions with PSVT-treating physicians and cardiovascular thought leaders, it is clear that a 50% conversion rate within 60 minutes would be a clinically meaningful outcome given the highly symptomatic nature of SVT episodes and the lack of approved at-home treatments. In addition to its clinical relevance, primary assessment by 30 minutes is a time aligned with the drug’s known pharmacologic characteristics.

The design of the RAPID study was based on power calculations utilizing NODE-301 Part-1 study data. The Kaplan–Meier probabilities of conversion to sinus rhythm by 30 minutes as 54% under etripamil treatment and 35% under placebo were the basis for effect-size assumptions, and indicated that 180 patients, each with a PSVT event confirmed by adjudication, would provide 90% power to detect a 19% relative-reduction treatment difference for the primary endpoint at a 2-sided-significance level of 0·05. It was anticipated that ≥500 patients would be randomized to accrue requisite confirmed PSVT events. Later and earlier time point data from NODE-301 part 1 for time to conversion, for patient reported outcomes, and for emergency department utilization were used to define assessments for secondary analyses in RAPID; these secondary analyses were pre-planned to fully characterize the efficacy profile of etripamil.

RAPID was performed at approximately 160 study sites in North America and Europe and enrolled patients with similar inclusion and exclusion criteria as the prior randomized Phase 3 study. Key eligibility criteria included, similar to the prior Phase 3 study: patients were aged ≥18 years with electrocardiogram-documented history of PSVT with sustained, symptomatic episodes (≥20 minutes). In the RAPID study, as prompted by PSVT symptoms, patients self-administered a first 70-mg etripamil or placebo dose and, if symptoms persisted beyond 10 minutes, a repeat dose of study drug (70-mg etripamil or placebo). Continuously recorded electrocardiographic data were blindly adjudicated for the primary endpoint, time-to-conversion of PSVT to sinus rhythm for ≥30 seconds by 30 minutes of first dose. Pre-defined secondary endpoints assessed the robustness of the primary findings and measured use of additional medical interventions and emergency department use for episodes of PSVT. Safety outcomes were assessed. This trial was registered at www.clinicaltrials.gov (NCT03464019).

Among the 692 patients randomized, 184 self-administered the study drug for confirmed PSVT. Kaplan–Meier estimates of conversion rates by 30 minutes were 64.3% with etripamil and 31.2% with placebo (hazard ratio=2.62; P<0.001), and statistically significant differences were observed by 300 minutes as well (hazard ratio=1.70; P<0.001). Median time-to-conversion was 17.2 minutes (etripamil) versus 53.5 minutes (placebo). The Kaplan–Meier plot of cumulative incidence of conversion by 30 minutes is in the below figure.

Primary Endpoint: Conversion of Adjudicated PSVT to NSR 30 min

There were reduced rates of additional medical interventions and emergency-department visits following etripamil administration compared to placebo in the RAPID study, and these rates are consistent with those observed in NODE-301 part-1. Neither trial was sized to detect significantly different rates between treatment groups in need of additional acute care. Thus, a predefined analysis was performed on a data-set pooled between RAPID and NODE-301 part-1, confirming alignment between the studies’ findings, and showing reduced rates of additional medical interventions (25.4% under placebo versus 14.6% under etripamil [P=0.013]) and emergency-department visits (22.4% under placebo versus 13.6% under etripamil [P=0.035]). Risk-reductions observed in RAPID indicate that the number-needed-to-treat with etripamil to convert an episode of PSVT within 30 minutes of drug administration is 3.0 and to prevent an emergency visit for PSVT is 14.1, within the range for effectiveness of a treatment for a symptomatic condition.

The majority of adverse events were localized at the administration site and mild; there were no serious etripamil-related events. A blinded examination of ECG data showed no instances of AV block or significant pauses during randomized drug administration or in the hours following that.

Results from the RAPID trial demonstrate that intranasal etripamil, self-administered in an at-home setting, with initial- and repeat-dosing prompted by symptoms, was superior to placebo for rapid PSVT conversion and well-tolerated. This symptom-prompted treatment approach was further supported by findings of improvement in patient-defined symptoms of PSVT. Reduced rates of additional medical interventions and emergency-department visits observed with etripamil potentially support this drug regimen for lessening the healthcare burden of PSVT.

NODE-301. NODE-301 is a placebo-controlled, double-blinded, randomized, event-driven Phase 3 clinical trial conducted in the United States and Canada to evaluate 70 mg of etripamil versus placebo in terminating an SVT episode in the at-home setting. As shown in the figure below, the primary endpoint is the time to conversion over a five-hour monitoring period following the administration of the study drug. Prior to randomization, eligible patients administered a test dose of 70 mg of etripamil in the investigator’s office while in sinus rhythm in order to assess tolerability. Patients successfully completing the test dose were randomly assigned to the etripamil or placebo cohorts (2:1 randomization) and sent home with the study drug and a small portable electrocardiographic cardiac monitor to be used during patients’ subsequent SVT episodes. Upon experiencing symptoms of an SVT episode, patients were instructed to first apply the cardiac monitoring device to record ECG data, then attempt a vagal maneuver, and, if that was not successful in terminating the episode, to then administer the study drug. Patients’ ECG data were recorded using the electrocardiographic cardiac monitoring device for a period of five hours after study drug administration. Patients returned to the clinic for a follow up visit within one week following their SVT event for collection of further information. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada, with 156 patients (107 etripamil, 49 placebo) receiving etripamil for an adjudicated true PSVT episode.

In March 2020, we reported topline results of the NODE-301 trial, referred to as NODE-301 part 1. The first part of NODE-301 did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration, however, prespecified and post hoc assessments at 30 minutes were significant. The median time to conversion for etripamil was 25 minutes (95% CI: 16, 43) compared to 50 minutes (95% CI: 31,101) for placebo. As shown in the top figure below, despite the activity of etripamil to convert PSVT and its separation from placebo in the first approximately 30 to 60 minutes following study drug administration, results from the latter part of the analysis confounded the statistical analysis of the primary endpoint. Analysis of the first 30 minutes of the Kaplan Meier curve, shown in the bottom graph below, and the post hoc results at that time point were a 54% rate of conversion for the etripamil patients and 35% for the placebo patients. The results were statistically significant with a hazard ratio of 1.87 and a p-value of 0.02. Prespecified landmark analyses were aligned with these post hoc findings and also significant.

Phase 3: (MSP-2017-1138) NODE-301 Part 1 Efficacy – Time to Conversion over 5 Hours (Primary analysis) and Time to Conversion over 30 minutes (post hoc analysis, aligned with prespecified analyses at 30 minutes)

The study also demonstrated statistically significant improvements in patients taking etripamil compared to those taking placebo in the secondary endpoint of patient reported treatment satisfaction, as measured by a treatment satisfaction questionnaire for medication (TSQM-9), including global satisfaction (p=0.0069) and effectiveness scores (p=0.0015). Additionally, there was a trend towards improvement in the percentage of patients seeking rescue medical intervention, including in the emergency department, with 15% and 27% etripamil and placebo patients, respectively, reporting such intervention (p=0.12).

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

Patients who had successfully dosed with the study drug in NODE-301 and completed a study closure visit were eligible to enroll in NODE-302 to manage any subsequent episodes of SVT. Eligibility was also contingent on satisfying all inclusion and exclusion criteria, including not experiencing a serious adverse event related to the study drug or the study procedure that precludes the self-administration of etripamil.

We initiated NODE-302 in December, 2018. The trial completed enrollment in 2020 and the study was presented at the Heart Rhythm Society Scientific Sessions as a late-breaking clinical trial in May, 2022, and is in the process of being published. Overall, the safety and tolerability profile of etripamil 70 mg was favorable and generally consistent with what was observed in the NODE-301 study including for patients experiencing recurrent episodes.

NODE-303. NODE-303 is an open-label global safety trial enrolling patients who did not participate in NODE-301, NODE-302, or RAPID in order to collect safety data that, when combined with the safety data from the rest of the program, will form the safety dataset to be evaluated by the FDA and other regulatory agencies, forming the basis for marketing approval. We designed NODE-303 to evaluate the safety of etripamil when self-administered as prompted by symptoms and without medical supervision, and to evaluate the safety and efficacy of etripamil over multiple episodes of SVT. The NODE-303 trial is designed to closely reflect the expected utilization of etripamil in the post approval or ‘real-world’

setting and, for example, does not include an in-office safety test dose and includes a broad patient population including patients taking concomitant beta blockers and calcium channel blockers. In this study, patients have the opportunity to manage up to four episodes of SVT. NODE-303 was initiated in October 2019 utilizing the single 70 mg etripamil administration. In 2021, following FDA’s agreement, we initiated the change from the single 70 mg etripamil administration to the 70 mg repeat-dose treatment regimen. The FDA’s acceptance was based on initial safety data of the repeat-dose regimen experience gained in the RAPID study and the overall safety data from the etripamil clinical program.

Atrial Fibrillation

Atrial fibrillation (AFib) is a common arrhythmia with an irregular and often rapid heart rate that can increase the risk of stroke, heart failure, and other heart-related complications. AFib can be, and often is, highly symptomatic. Symptoms include heart palpitations, shortness of breath, fatigue, and weakness, and underlying cardiac disorders can be worsened. Episodes of atrial fibrillation can come and go, or patients may have AFib that does not resolve. Although the heart arrhythmia in AFib itself usually is not life-threatening, it is a serious medical condition that sometimes requires emergency treatment. Additionally, AFib is associated with elevated risk of embolism and stroke and anticoagulant medications, also called blood thinners, are commonly prescribed to manage this risk. Uncertainty around symptom timing and episode length may impact a patient’s quality of life. During AFib, the heart’s two upper chambers, the atria, beat chaotically and irregularly—out of coordination with the two lower chambers, the ventricles, of the heart, as shown in the figure below.

Classification of AFib is used to determine the appropriate treatment modality for patients. The American Heart Association, or AHA, and the American College of Cardiology, or ACC, categorize AFib patients based on disease progression. These categories are defined as follows: paroxysmal, which involves AFib episodes that resolve spontaneously within seven days of symptom onset; persistent, which involves AFib episodes that fail to terminate within seven days of symptom onset and require treatment to convert back to sinus rhythm; long-standing persistent, which involves atrial fibrillation episodes that last longer than one year despite continued attempts to restore sinus rhythm; and permanent, which involves a joint decision by the treating provider and patient to no longer pursue cardioversion and leave the patient in AFib, focusing on rate control and symptom management. Disease progression in AFib is common with approximately 40% of AFib patients in the paroxysmal stage, 30% of AFib patients in the persistent and long-standing persistent stage, and 30% of AFib patients in the permanent stage. For purposes of simplicity, we do not differentiate the long-standing persistent classification from the persistent classification as the clinical impact of this differentiation has not been characterized. Concomitant structural heart irregularities including valvular dysfunction and the presence of active symptoms may also help to characterize patients and influence treatment decisions.

A common complication of atrial fibrillation is a rapid ventricular rate which can be defined as a heart rate of ≥110 beats per minute. Rapid, irregular, and inefficient cardiac pumping function induced by a rapid ventricular rate accounts for hemodynamic instability and many of the arrhythmia’s symptoms. Frequently, new-onset patients with atrial fibrillation present with symptoms related to rapid ventricular rate.

Current Treatment Options for Atrial Fibrillation with Rapid Ventricular Rate

There are currently two major approaches to managing atrial fibrillation:  rate control to lower a rapid heart rate, and rhythm control to restore and maintain a regular (sinus) rhythm and to prevent recurrent atrial fibrillation. Either of these management approaches, often performed by pharmacological means, may be given chronically or acutely, depending on patient preference and episode frequency and severity. The decision to pursue rate and/or rhythm control for atrial fibrillation episodes is dependent on a variety of factors, including episode severity, episode frequency, patient preference, and safety and tolerability of treatments. Several rhythm control strategies exist, including electrical cardioversion, catheter-based cardiac ablation, and anti-arrhythmic drug therapy. For rate control, the rapid heart rate of atrial fibrillation is typically treated with AV nodal blocking drugs (for example, calcium channel blockers, beta blockers, or less commonly digoxin) to control symptoms and improve cardiac function/hemodynamic stability. Oral rate control drugs used acutely do not provide immediate ventricular rate control due to a 30-to-60-minute delayed onset of action. Breakthrough episodes of symptomatic atrial fibrillation often require urgent medical treatment with IV calcium channel blockers and beta-blockers under medical supervision, usually in the emergency department to quickly reduce heart rate before transitioning a patient back to oral therapy.

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

Rate controlling agents (for example, calcium channel blockers and beta blockers) may also be administered acutely on an as needed (or PRN) basis. Though the AHA and ACC guidelines do not explicitly acknowledge this approach, participants in market research conducted by us indicate a significant share of patients are managed this way. PRN rate control is more prominently used in paroxysmal patients who do not tolerate chronic medications but experience symptomatic, infrequent atrial fibrillation episodes. Our patient market research from 2018 estimated that approximately 40% of patients use an additional rate control medication to manage acute symptoms of atrial fibrillation. Additionally, our physician market research commissioned in 2021 suggests that both clinical/interventional cardiologists and electrophysiologists prescribe PRN rate control for some of their paroxysmal and persistent patients.

Market Opportunity – Atrial Fibrillation with Rapid Ventricular Rate

The American Heart Association estimates that in 2016 approximately five million people suffered from AFib in the United States. This estimate is projected to increase over the next ten years; the AHA suggests a prevalence of seven million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12 million over the same time period, representing an approximately 6% annual growth rate. From market research with treating physicians, we estimate that approximately 40% of these patients have paroxysmal AFib, 30% have persistent AFib, and 30% have permanent AFib. Acute episodes of symptomatic AFib are often treated with the approaches described above. However, due to the concerning nature of AFib symptoms, patients often present to the emergency department. In the ED, patients are treated with IV calcium channel blockers or beta-blockers to quickly reduce heart rate and/or anti-arrhythmic or electrical cardioversion before transitioning a patient back to oral therapy. According to the Healthcare and Utilization Project, 660,000 patient visits to the emergency department in 2016 were attributed to AFib (ICD-10 diagnosis codes I48.0, I48.1, I48.2, I48.91). Additionally, approximately 465,000 patients were admitted to the hospital with AFib (same ICD-10 codes).Our qualitative and quantitative market research indicates that the target addressable market for etripamil in patients with AFib-RVR is approximately 30-40% of the diagnosed population of patients with atrial fibrillation. We derive this percentage estimate from 2021 market research studies conducted by us that involved qualitative interviews and quantitative surveys with a total of 275 electrophysiologists, general cardiologists, and interventional cardiologists. The physicians in the two studies were asked to estimate the share of patients experiencing ≥1 symptomatic episode of AFib-RVR requiring treatment per year. In response, physicians in the quantitative survey reported approximately 40% of paroxysmal patients, 40% of persistent patients, and 30% of permanent patients met this classification. This research suggests the share of patients experiencing ≥1 symptomatic episode of AFib requiring treatment may constitute 30-40% of the prevalent atrial fibrillation population on a weighted average basis.

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

Current atrial fibrillation management consumes significant healthcare resources in the United States. The American Heart Association published a report in 2016 summarizing the current and projected cost burden of cardiovascular diseases in the United States. This report suggests atrial fibrillation resulted in $25 billion in direct medical costs in 2016 (approximately 7% of all cardiovascular diseases) and another $7 billion in indirect costs (i.e., $32 billion in total costs). Additionally, the forecasted growth in atrial fibrillation prevalence is anticipated to result in healthcare expenditures of $46 billion in direct costs and $10 billion in indirect costs in the United States by 2030.

Clinical Development Plan for Atrial Fibrillation with Rapid Ventricular Rate

The Phase 2, double-blind, placebo-controlled, proof-of-concept study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA), in patients with atrial fibrillation with rapid ventricular response (AFib-RVR), is being conducted in Canada and the Netherlands in collaboration with the Montreal Heart Institute, the WCN network, and other research centers. We began enrollment in ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in patients with atrial fibrillation and rapid ventricular rate. The ReVeRA Phase 2 double blind, placebo controlled, proof-of-concept trial is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is to be conducted in the hospital or emergency department setting under medical supervision. The expansion of study sites in Canada and the program most recently having sites in the Netherlands is anticipated to promote enrollment.  These trial data, along with data from the PSVT program, is expected to form the basis for proceeding with a full, registrational program in AFib-RVR.

Etripamil in Other Therapeutic Applications

Our goal in expanding our pipeline around etripamil is to apply the same paradigm-changing aspiration that we have for supraventricular tachycardias like PSVT and AFib-RVR to other cardiac and potentially non-cardiac conditions where we believe that a rapid-onset dihydropyridine L-type calcium channel blocker could potentially deliver significant clinical and quality of life benefits for patients. We believe that the insights that led to the development of etripamil for the treatment of PSVT are relevant in other indications where AV-nodal blocking agents with blood vessel widening activity have demonstrated clinical utility. Both calcium channel blockers and beta blockers are commonly used to manage not only supraventricular tachycardias like PSVT or AFib-RVR, and other conditions.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If etripamil receives marketing approval, we plan to commercialize it in the United States leveraging industry trends regarding staged deployment of resources, digital/omnichannel investments, and a focused, specialty sales force that could consist of our own employees, outsourced sales professionals, or a hybrid model using both internal and external resources. We believe that this commercial organization at the launch of etripamil will consist of a field force of <100 individuals calling on primarily clinical cardiologists who treat large populations of patients with PSVT, supported by strategic investments in digital and targeted non-personal promotion. As we establish reimbursement for etripamil with commercial and Medicare payers, we anticipate that this investment in omnichannel promotion will grow, targeting both prescribers and patients. Aligned to this expansion, our field force could grow to 150 to 200 field sales representatives calling on top-prescribing clinical cardiologists, interventional cardiologists, electrophysiologists, and high-volume primary care physicians who have a history of prescribing cardiovascular therapies. We believe an organization of this size would allow us to reach prescribers that collectively care for a substantial portion of patients diagnosed with PSVT in the United States. Given the importance of increasing awareness and educating patients with PSVT, we also anticipate deploying focused direct-to-patient marketing campaigns for etripamil. We anticipate that our sales force could also support the commercialization of additional product candidates treating cardiovascular diseases. We would expect to conduct the initial buildout of our commercial organization following NDA submission for etripamil. At this time, we may pursue and believe that we can maximize the value of etripamil by retaining commercialization rights in the United States and entering into collaboration agreements for certain territories outside the United States, including the European Union.

Manufacturing

We currently rely on third party contract manufacturing organizations, or CMOs, for all of our required raw materials, nasal spray device, active pharmaceutical ingredient, or API, and finished product for our clinical trials and for our preclinical research. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over our CMOs and have implemented a comprehensive plan for audits of our CMOs. Currently, we have development contracts and quality agreements with our CMOs for the manufacturing of etripamil drug substance and drug product. We currently have enough manufactured supply of etripamil to complete our ongoing registration trials. We also may elect to pursue additional CMOs for manufacturing supplies of regulatory starting materials in the future and for the filling of the nasal spray device, labeling, packaging, storage and distribution of investigational drug products. We plan to continue to rely on third party manufacturers for any future trials and commercialization of etripamil, if approved. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements at this time with these CMOs to cover commercial production. If etripamil is approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of etripamil.

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

For atrial fibrillation, there are a number of marketed generic antiarrhythmic drugs that are used for chronic and/or acute rate control, such as metoprolol, propranolol, esmolol, pindolol, atenolol, nadolol, verapamil and diltiazem. We are aware of several drugs or new formulations of existing drugs under development or recently under development for atrial fibrillation, including InRhythm (flecainide), a sodium channel blocker in Phase 3 from InCarda Therapeutics, Inc., and Gencaro (bucindolol hydrochloride), a beta blocker in Phase 2 from ARCA biopharma, Inc.

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

As of February 28, 2023, our patent portfolio as it pertains to etripamil included:

•      a patent family containing six U.S. patents, projected to expire in 2028, a pending U.S. patent application, which, if granted, is projected to expire in 2028, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, New Zealand and South Korea, directed to etripamil, pharmaceutical compositions including etripamil, and uses of etripamil such as to treat cardiac arrhythmias, including PSVT and atrial fibrillation; and

•      a patent family containing one U.S. patent, projected to expire in 2036, a pending U.S. patent application, which, if granted, is projected to expire in 2036, as well as corresponding patents in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, Russia, South Africa, and Ukraine and corresponding patent applications in Brazil, Canada, China, Europe, Hong Kong, India, New Zealand, South Africa, and South Korea, directed to formulations including etripamil, methods of making such formulations, and uses of such formulations to treat cardiac arrhythmias, such as PSVT and atrial fibrillation.

•      a patent family containing pending applications in the United States, Canada, and Europe, which, if granted, is projected to expire in 2041, directed to uses of formulations including etripamil to treat cardiac arrhythmias, such as PSVT and atrial fibrillation, or migraines.

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

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.   It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, will continue until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. More recently, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2022, we had 39 full-time employees, 15 of whom were primarily engaged in research and development activities. Four of these employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

Facilities

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025 with an option to terminate in November 2023. We also have a U.S. subsidiary in Charlotte, North Carolina that occupies 13,050 square feet of leased office space under a lease that expires in September 2027.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Corporate Information

Our principal executive offices are located at 1111 Dr. Frederik-Philips Blvd., Suite 420, Montréal, Québec, Canada H4M 2X6, and our telephone number is (514) 336-0444. Our US offices are located at 6210 Ardrey Kell Rd, Suite 650, Charlotte, NC 28277 and our telephone number is (704) 848-5316.

Available Information

We maintain an internet website at www.milestonepharma.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

ITEM 1A.     RISK FACTORS

An investment in shares of our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the effects of the COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $58.4 million and $42.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $266.3 million We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. We expect that our existing cash and cash equivalents, as well as funding provided by our Strategic Financing Agreement signed on March 27, 2023 that provides an immediate receipt of $50 million and an opportunity of another $75 million with the achievement of certain milestones, to be sufficient to fund our operations under our current operating plan.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our ongoing and planned development of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of PSVT and our ongoing Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, or AFib-RVR;

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

•	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
•	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, and for any additional product candidates that we may pursue in the future;
•	maintain, protect and expand our intellectual property portfolio;
•	hire additional administrative, marketing, sales, clinical, regulatory and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, insurance related, accounting and other expenses associated with operating as a public company.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents, as well as funding provided by our Strategic Financing Agreement signed on March 27, 2023 that provides an immediate receipt of $50 million and an opportunity of another $75 million with the achievement of certain milestones, will be sufficient to fund our operations for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•	the timing, progress and results of our ongoing and planned clinical trials of etripamil in PSVT, AFib-RVR and in other indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors who we rely on to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, we recently announced that the pivotal NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

Economic uncertainty, including related to inflation, may adversely affect our results of operations.

Our results of operations may be materially affected by global economic conditions, including inflation, which has recently increased at the fastest pace in nearly 40 years, sustained uncertainty regarding future economic conditions, prolonged tightening of credit markets and changes in tax rates. In recent years, the U.S. and other significant economic markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. While such uncertainty persists, investor concerns over inflation, market volatility, geopolitical tensions, COVID-19 variants and other such public health crises may cause deteriorating market conditions with adverse effects on our business, financial condition and operating results.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, such as the Convertible Notes (as defined herein), your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2022, we had Canadian federal and provincial non-capital loss carry forwards of $184.3 million and $181.4 million, respectively, which expire beginning in 2026 through 2042. In addition, we also have scientific research and experimental development expenditures of $21.9 million and $26.5 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our subsidiary’s ability to use its U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2022, we had U.S. federal net operating loss carryforwards, or NOLs, of $38.1 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly owned subsidiary. Under current U.S. federal tax law, NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs in taxable years beginning after December 31, 2022 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre change NOL carryforwards and other pre change tax attributes (such as research tax credits) to offset its post change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which episodes of supraventricular tachycardia, or SVT, were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials are being conducted in an at-home setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of SVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA approved single spray devices. In our Phase 3 clinical trials, patients self-administer two to four sprays of study drug from an FDA approved device that is capable of delivering two separate sprays. Accordingly, the results of our Phase 2 trial of etripamil may not be replicated in the at-home setting of our Phase 3 clinical trials, and while our RAPID Phase 3 trial did meet its primary endpoint, our NODE-301 clinical trial did not meet its primary endpoint. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, such as the COVID-19 pandemic, and could be affected by future health epidemics.

Our business, operations and clinical development timelines and plans have been, and could in the future be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs and manufacturers upon whom we rely.

The COVID-19 pandemic resulted in many state, local and foreign governments implementing various quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease, which changing restrictions have resulted in periods of business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events.  These actions, and the uncertainty about the ever evolving landscape, could negatively impact productivity and disrupt our business and operations.

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

In addition, global health crises have in the past and could in the future result in future periods of significant disruption of global financial markets, which could reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, further recessions or market correction resulting from the sustained pandemic could materially affect our business and the value of our common shares.

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

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	interruptions resulting from public health emergencies, such as those related to the COVID-19 pandemic, or other geopolitical tensions, such as Russia’s incursion into Ukraine; or
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with PSVT, AFib-RVR or any other indications that we may pursue for etripamil or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of etripamil and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. In our Phase 3 clinical trials, we are attempting to enroll elderly patients and patients taking concomitant medications that impact the heart, such as other calcium channel blockers and beta blockers. We are doing this in order to obtain efficacy and safety data on patients representing the subset of our intended population that is most vulnerable to safety concerns with the use of etripamil. Such patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of etripamil. Patient enrollment may also be affected by COVID-19 or future pandemics, such as patients experiencing difficulty accessing clinical trial sites and complying with clinical trial protocols. For example, some sites for our NODE-303 study during the COVID-19 pandemic closed their practices to further enrollment.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. For example, in our Phase 2 clinical trial for PSVT, three serious adverse events, or SAEs, were considered possibly related to etripamil, including an episode of second degree AV block that subsequently and spontaneously resolved. Calcium channel blockers have known side effects, such as slowing AV conduction, slowing the heart rate below normal levels and hypotension, or low blood pressure. While we designed etripamil to have a short pharmacodynamic effect to lower these risks, if etripamil is not quickly metabolized as designed, these known side effects may become more pronounced in patients who use etripamil.

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

From time to time, we may publish interim, “topline” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common shares to fluctuate significantly.

As an organization, we have completed pivotal clinical trials, but we have never successfully submitted an NDA. We may be unable to do so for any product candidates we may develop.

After completing pivotal clinical trials, we will need to obtain the approval of the FDA and other regulatory agencies to market etripamil or any of our other product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have completed two Phase 3 clinical trials, we have other trials ongoing, and we have limited experience in preparing, submitting and prosecuting regulatory filings. Due to our limited experience with completing later stage trials, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of etripamil for the treatment of PSVT. Even if we submit the NDA for etripamil for PSVT, the FDA may refuse to file it or issue a complete response letter rather than approval for commercial marketing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in commercializing etripamil for the treatment of PSVT or AFIB-RVR.

We may explore additional strategic collaborations that may never materialize, or we may be required to relinquish important rights to and control over the development of our product candidates to any future collaborators.

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

The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may negatively affect the commercialization of the Company’s medicines and drug candidates in that country.

On May 15, 2021, the Company entered into a license and collaboration agreement, or the License Agreement, with Ji Xing, which is an entity affiliated with RTW Investments, LP (RTW), an existing shareholder. Under the License Agreement, the Company granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver the Company’s proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the following territories: People’s Republic of China, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new medicines. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, which the Company expects will continue. Any such change may cause delays in or prevent the successful research, development, manufacturing or commercialization of etripamil in the greater China region and may reduce the current benefits the Company believes are available to it from licensing such products to be developed, manufactured and sold in the greater China region. In addition, any failure by the Company or its partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of its business activities in China or create other legal risks.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA mandated “Cadillac” tax on high cost employer sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. More recently, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.  Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•

operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including public health emergencies, natural disasters, such as earthquakes, fires or floods, the bankruptcy of the manufacturer or supplier, carrier disruptions or increased costs that are beyond our control, and global macro uncertainty related to the Ukraine – Russia crisis.

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

The United States has recently enacted and implemented wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system is scheduled to be introduced by June 1, 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC.  We cannot predict with certainty the long-term effects of any potential changes.

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

The ongoing conflict in Ukraine and related sanctions could significantly devalue our Russian and Ukrainian patents. Recent Russian decrees may significantly limit our ability to enforce Russian patents. We cannot predict when or how this situation will change.

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

We are highly dependent on our President and Chief Executive Officer, Joseph Oliveto, our Chief Medical Officer, David Bharucha, our Chief Commercial Officer, Lorenz Muller and our Chief Financial Officer, Amit Hasija. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees other than on our President and Chief Executive Officer, Joseph Oliveto.

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

As of December 31, 2022, we had 39 full-time employees. As the clinical development of etripamil progresses and as we expand our pipeline, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through March 29, 2023, the price of our common shares has ranged from $1.70 per share to $27.15 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common shares may be influenced by the following:

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

At the end of 2022 and into 2023, tensions between the U.S. and Russia escalated when on February 24, 2022, Russia invaded Ukraine, Russia initiated a military conflict across Ukraine. In response, NATO has deployed additional military forces to Eastern Europe, including to Lithuania and Romania, and Australia, Britain, the European Union, Japan, Switzerland, Taiwan, the U.S. and other countries announced punishing sanctions against Russia. The Russo-Ukrainian conflict and any retaliatory measures taken by the U.S. and NATO could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies. Although we do not have patients or clinical sites in Ukraine or Russia, we could experience an adverse affect our business and the price of our common stock.

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

Based upon our common shares outstanding as of December 31, 2022, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 37.6% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Based on the nature and composition of our income, assets, activities and market capitalization for our taxable year ending December 31, 2022, we believe that we may have been classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2022. Based on the expected nature and composition of our income and assets for our taxable year ending December 31, 2022, we expect that we may be classified as a PFIC for our taxable year ending December 31, 2022. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

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

We currently take advantage of some or all of these reporting exemptions and may continue to until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common shares less attractive because we will rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

HOLDERS OF RECORD

As of December 31, 2022, there were 15 holders of record of our common shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our common shares on behalf of an indeterminate number of beneficial owners. All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Recent Sales of Unregistered Securities

On February 15, 2022, we granted an inducement award in the form of an option to purchase 330,000 of our common shares to David Bharucha, M.D., Ph.D. in connection with his appointment as our Chief Medical Officer. The compensation committee of our board of directors granted the inducement award to Dr. Bharucha under the 2021 Inducement Plan that we adopted and the applicable award agreement thereunder, which terms are substantially similar to the terms of the Company’s 2019 Equity Incentive Plan, as a material inducement to Dr. Bharucha’s acceptance of employment in accordance with NASDAQ Listing Rule 5635(c)(4).

The inducement award was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. On March 24, 2022, we filed a registration statement on Form S-8 under the Securities Act to register all of the common shares subject to outstanding options and all common shares issuable pursuant to our equity compensation plans.

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel and, potent, calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, and a subsequent indication to treat atrial fibrillation with rapid ventricular rate, or AFib-RVR.

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

On October 17, 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results were further presented shortly thereafter, on November 7, 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Meetings (Chicago, IL). RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or a matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and was performed in the at-home setting without medical supervision.  The RAPID trial achieved its primary endpoint, with patients taking the etripamil regimen demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time to conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial continue to support the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

The use of additional medical interventions and emergency department utilization were important secondary measures of efficacy for both the RAPID and NODE-301 studies, although with the understanding that neither study was individually powered to expect statistical differences.  In a pre-planned analysis across both studies, patients who self-administered etripamil sought additional medical interventions 43% less frequently (15% vs. 25%; p=0.013) and had 39% fewer emergency department visits (14% vs. 22%; p=0.035) than patients in the placebo arm.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating primarily the safety of etripamil when self-administered without medical supervision over multiple, separate SVT episodes. After consultation with the regulatory authorities, it was concluded that the test dose procedure was an unnecessary step for the self-administration of etripamil and it was removed from the requirements of the NODE-303 safety study. The NODE-303 trial was initiated with an etripamil 70 mg single-dose regimen and the 70 mg optional repeat-dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol amendment. The trial was sized in order to add to the safety data from the remainder of the development program, including those data already obtained from the RAPID, NODE-301 and NODE-302 trials, in order to fulfill the safety and exposure dataset needed for NDA filing. Following the results from the RAPID study, initially obtained in October 2022, and the assessment of the total exposures to etripamil in the development program to date, we believe we have the safety dataset needed for review of the NDA for PSVT and have closed the NODE-303 study.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat their future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

The NODE-301 trial is a placebo-controlled Phase 3 safety and efficacy trial and the first trial ever conducted to treat attacks of PSVT in the at-home setting. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada. Although the study did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration in which patients wore a cardiac monitor, both prespecified and post hoc analyses at earlier time periods, namely at 30 minutes, showed significant treatment effects in favor of etripamil. For example, in a post hoc analysis of the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). The safety and tolerability data from the NODE-301 trial support the potential self-administration use of etripamil, with the most common randomized treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, being related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (85%) to moderate (15%). There were no serious AEs related to etripamil. After reviewing the data from NODE-301 with the FDA in July 2020, the Agency indicated that an analysis period shorter than 5 hours would be appropriate to measure the efficacy of etripamil. The FDA indicated that two trials, the RAPID and NODE-301 trials could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT, both using time to conversion over the first 30 minutes with a target p-value of less than 0.05 as the primary endpoint.

AFIB RVR Phase 2 Proof of Concept Trial

The Phase 2, double-blind, placebo-controlled, proof-of-concept study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA), in patients with atrial fibrillation with rapid ventricular response (AFib/RVR), is being conducted in Canada and the Netherlands in collaboration with the Montreal Heart Institute, the WCN network, and other research centers. The ReVeRA study is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo to patients presenting with symptomatic AFib/RVR. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is being conducted in the emergency department setting under medical supervision.

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

Since inception, we have incurred significant operating losses. For the years ended December 31, 2022 and 2021, we recorded net losses of $58.4 million and $42.9  million, respectively. As of December 31, 2022, we had an accumulated deficit of $266.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $7.6 million of cash and cash equivalents and $56.9 million of short-term investments at December 31, 2022.

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

Recent Developments

Board Appointment

On March 21, 2023, the board of directors voted to elect Seth H.Z. Fischer to the Board, effective as of March 21, 2023. Mr. Fischer brings to the Board over 40 years of experience in the pharmaceutical and medical device industry, including 29 years in various leadership roles at Johnson & Johnson. Mr. Fischer currently serves as a member of the Board of Directors of Agile Therapeutics, Inc. (AGRX), Marinus Pharmaceuticals, Inc. (MRNS), Spectrum Pharmaceuticals, Inc. (SPPI), and Esperion Therapeutics, Inc. (ESPR).

Exchange Agreement

On March 22, 2023, we entered into an exchange agreement, or the Exchange Agreement, with entities affiliated with RTW, or the Exchanging Stockholders, pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the Exchange Warrants, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days’ notice to the Company subject to the terms of the Exchange Warrants.

Strategic Financing Transactions

On March 27, 2023, we entered into a purchase and sale agreement, or the Royalty Purchase Agreement, and a note purchase agreement, or the Note Purchase Agreement, with RTW and certain of its affiliates.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the U.S. Food and Drug Administration approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the royalty interest,  on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the Initial Tier Royalty, of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales in the United States are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

The Royalty Purchase Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature, including the grant of a back-up security interests in the purchased royalties and certain assets related to etripamil and restrictions on the incurrence of additional indebtedness.

Pursuant to the Note Purchase Agreement, we will issue and sell $50 million principal amount of 6.0% Convertible Senior Notes due 2029, or the 2029 Convertible Notes, to the holders, which is expected to close on March 29, 2023.

The 2029 Convertible Notes will be our senior secured obligations and will be guaranteed on a senior secured basis by our wholly owned subsidiary, Milestone Pharmaceuticals USA, Inc. Interest at the annual rate of 6.0% is payable quarterly in cash or, at our option, payable in kind for the first three years. The maturity date for the 2029 Convertible Notes will be March 31, 2029, or the Maturity Date. The obligations under the 2029 Convertible Notes will be secured by substantially all of our and our subsidiary guarantor’s assets.

Each $1,000 of principal of the 2029 Convertible Notes (including any interest added thereto as payment in kind) is convertible into 191.0548 shares of our common shares, equivalent to an initial conversion price of approximately $5.23 per share, subject to customary anti-dilution adjustments. In addition, following a notice of redemption or certain corporate events that occur prior to the Maturity Date, we will, in certain circumstances, increase the conversion rate for a Holder who elects to convert its 2029 Convertible Notes in connection with such notice of redemption or corporate event.

Subject to specified conditions, on or after March 27, 2027, the 2029 Convertible Notes are redeemable by us if the closing sale price of the common shares exceeds 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, disposition of royalty interest and mergers. The Note Purchase Agreement also contains customary events of default, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgment default and certain clinical trial failures.

The descriptions of the Royalty Purchase Agreement and the Note Purchase Agreement are not complete and are qualified in its entirety by reference to the complete text of the Royalty Purchase Agreement and the Note Purchase Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

The Macroeconomic Climate

The recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with COVID-19 and the Russia-Ukraine war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues of $5 million for the year ended December 31, 2022 compared to $15 million for the year ended December 31, 2021 are from the license agreement with Ji Xing and are comprised of upfront and milestone payments. For additional information about our Revenue,  see “Note 2— Summary of Significant Accounting Policies, and Note 3 - Revenue.”

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of etripamil. As we advance etripamil or other product candidates for other indications, we expect to allocate our direct external research and development costs across each of the indications or product candidates. Further, we expect our research and development costs to increase for the development of etripamil in atrial fibrillation with rapid ventricular rate, and we expect our research and development expenses related to the development of etripamil for PSVT decrease as a percentage of our total research and development expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change

Revenue	$5,000	$15,000	$(10,000)	(66.7)%

Operating expenses
Research and development, net of tax credits	39,829	38,671	1,158	3.0%
General and administrative	15,718	12,399	3,319	26.8%
Commercial	9,095	7,003	2,092	29.9%
Total operating expenses	64,642	58,073	6,569	11.3%
Loss from operations	(59,642)	(43,073)	(16,569)	38.5%
Interest income, net	1,254	220	1,034	470.0%
Net loss	(58,388)	(42,853)	(15,535)	36.3%

Revenue

We generated revenue of $5.0 million for the year ended December 31, 2022 compared to $15.0 million for the year ended December 31, 2021. This revenue is from the license agreement with Ji Xing and is comprised of upfront and milestone payments.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the periods indicated.

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Clinical	$35,264	$30,984	$4,280	13.8%
Drug manufacturing and formulation	3,607	5,691	(2,084)	(36.6)%
Regulatory and other costs	1,414	2,454	(1,040)	(42.4)%
Less: R&D tax credits	(456)	(458)	2	(0.4)%
Total R&D expenses	$39,829	$38,671	$1,158	3.0%

Research and development expenses increased by $1.2 million, or 3% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Clinical expenses increased by $4.3 million mainly due to an increase of $4.2 million in clinical consulting fees and CRO costs due to the conduct of the RAPID Phase 3 trial. This increase was partially offset by a $2.1 million decrease in drug manufacturing and formulation mainly due to a decrease of $2 million in drug manufacturing and formulation consulting and CMO cost and further offset by a $1.0 million decrease in regulatory costs mainly due to $0.8 million decrease in regulatory consulting and employee related expenses.

General and Administrative

General and administrative expenses increased by $3.3 million, or 26.8%  for the year ended December 31, 2022 compared to the year ended December 31, 2021. The primary contributors to the increase was due to the increase of personnel related costs and an increase in professional and consulting costs. Personnel related costs increased by $2.3 million, including a $1.6 million increase in non-cash compensation, as a result of hiring more full-time employees. Further, professional and consulting fees also increased by $1 million to meet the needs of the our growing operations.

Commercial

Commercial expenses increased by $2.1 million, or 29.9%, for the year ended December 31, 2022, compared to the same period in the December 31, 2021. The increase is due to marketing and personnel related costs, which includes an increase in non-cash compensation costs related to share-based compensation expense. This increase is a result of  additional personnel and professional costs required to expand operations in anticipation of the potential market approval and commercialization.

Interest Income, net

Interest income, net, was $1.3 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively.  The increase in interest income was due to higher interest rates earned on investments in 2022 when compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of December 31, 2022, we had cash and cash equivalents of $7.6  million, short-term investments of $56.9 million and an accumulated deficit of $266.3 million.

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

On July 29, 2020, we entered into an Open Market Sale Agreement℠, or the Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the ATM Program, under which we may issue and sell our common shares having an aggregate offering price of up to $50 million through Jefferies as our sales agent or principal. The common shares to be sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the Securities and Exchange Commission on July 6, 2020. During the year ended December 31, 2022, we issued 361,236 shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million).

We expect that our current operating plan, existing cash and cash equivalents and the $50 million in funding contained within the Strategic Financing Agreement signed on March 27, 2023 to be sufficient to fund our operations for at least the next 12 months and determined that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of etripamil and prepare to pursue regulatory approval. We expect to incur an increase in general and administrative expenses, and an increase in expenses related to commercial activities in 2023 as we focus our efforts on the clinical pathway and potential commercialization of etripamil. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we have exclusive development and commercialization rights for etripamil for all indications that we may pursue and as such have the potential to license development and or commercialization rights for etripamil to a potential partner in regions outside of Greater China. We plan to establish commercialization and marketing capabilities using a direct sales force to commercialize etripamil in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies.

For other new product candidates, our efforts are focused on licensing development and/or commercialization rights from potential partners.  In the case of either in-licensing or out-licensing, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization plans and capital requirements.

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in PSVT, AFib-RVR and in other cardiovascular indications;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish additional collaborations on favorable terms, if at all;

●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of etripamil and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(52,469)	$(33,224)	(19,245)	57.9%
Investing activities	(57,124)	70,000	(127,124)	(181.6)%
Financing activities	3,088	5,055	(1,967)	(38.9)%
Net increase (decrease) in cash and cash equivalents during the period	$(106,505)	$41,831	(148,336)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was $52.5 million, which consisted of a net loss of $58.4 million and a net cash decrease of $3.3 million in our operating assets and liabilities, in addition to non-cash charges of $9.2 million primarily related to share-based compensation.

Net cash used in operating activities during the year ended December 31, 2021 was $33.2 million, which consisted of a net loss of $42.9 million and a net change of $2.6 million in our operating assets and liabilities, in addition to non-cash charges of $7.4 million related to share-based compensation and depreciation expenses.

Investing Activities

In the year ended December 31, 2022, we redeemed $29.0 million of short-term investments and we acquired $85.9 million of short-term investments, in addition we acquired $0.3 million in property and equipment. These short-term investment acquisitions resulted in a growth of $56.9 million in short term investments for the year ended December 31, 2022. In the year ended December 31, 2021, we redeemed $85.0 million of short-term investments and we acquired $15.0 million of short-term investments

Financing Activities

In the year ended December 31, 2022, our financing activities provided cash of $3.1 million from the issuance of common shares under the Sales Agreement for proceeds of $2.6 million (net of issuance costs of $0.1 million) and a de minimis amount of proceeds from the exercise of share options and warrants. In the year ended December 31, 2021, our financing activities provided $5.0 million, consisting of net proceeds from the Private Placement and a de minimis amount of proceeds from the exercise of share options.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as at December 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

The following table summarizes, by grant date, the number of underlying common shares and the associated per-share exercise price, which was the fair value per share as determined by our board of directors on the applicable grant date, for share options granted during the years ended December 31, 2022 and 2021:

			Estimated
	Number of		Fair Value	Estimated
	Common Shares	Exercise	per Common	Per-Share
	Subject to	Price Per	Share at	Fair Value
	Options Granted	Common Share	Grant Date	of Options
March 1, 2021	70,000	$7.510	$7.510	$5.672
March 24, 2021	1,793,950	$6.260	$6.260	$4.758
April 26, 2021	11,300	$5.910	$5.910	$4.490
June 14, 2021	180,000	$5.540	$5.540	$3.958
August 30, 2021	7,300	$6.070	$6.070	$4.606
September 13, 2021	2,650	$5.650	$5.650	$4.287
October 1, 2021	8,050	$5.640	$5.640	$4.282
November 1, 2021	64,000	$5.700	$5.700	$4.314
January 4, 2022	7,300	$7.45	$7.450	$5.694
February 15, 2022	330,000	$6.47	$6.470	$4.875
March 21, 2022	1,388,400	$5.46	$5.460	$4.118
April 1, 2022	65,000	$6.85	$6.850	$5.172
April 11, 2022	36,000	$6.93	$6.930	$5.246
May 16, 2022	92,000	$5.48	$5.480	$4.178
July 5, 2022	150,000	$6.07	$6.070	$4.491
July 18, 2022	17,000	$6.45	$6.450	$4.979
August 1, 2022	2,000	$7.3	$7.300	$5.606
August 8, 2022	2,000	$6.76	$6.760	$5.204
August 15, 2022	100,000	$7.1	$7.100	$5.486
August 29, 2022	70,000	$8.2	$8.200	$6.350
September 8, 2022	22,000	$8.53	$8.530	$6.609
November 2, 2022	20,000	$5.03	$5.030	$4.693
November 8, 2022	12,000	$4.22	$4.220	$3.936

The intrinsic value of all outstanding options as of December 31, 2022 was $3.8  million, based on the fair value of our common shares of $3.96 per share at December 31, 2022.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. For the year ended December 31, 2022, we had cash and cash equivalents and short-term investments of $7.6 million and $56.9 million, respectively. For the year ended December 31, 2021 we had cash and cash equivalents of $114.1 million. These cash and cash equivalents and short-term investments consist primarily of bank deposits and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2022 and 2021, our net monetary exposure denominated in Canadian dollars was $0.1 million and $1.1 million, respectively.

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

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Milestone Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Pharmaceuticals Inc. and its subsidiary (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of loss, shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2023

We have served as the Company's auditor since 2016

Milestone Pharmaceuticals Inc.

Consolidated Balance Sheets

(in thousands of US dollars, except share data)

	December 31, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$7,636	$114,141
Short-term investments	56,949	—
Research and development tax credits receivable	331	356
Prepaid expenses	6,005	4,299
Other receivables	882	127
Total current assets	71,803	118,923
Operating lease assets	2,423	711
Property and equipment	257	215
Total assets	$74,483	$119,849

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$5,644	$6,551
Operating lease liabilities	495	224
Total current liabilities	6,139	6,775
Operating lease liabilities (net of current portion)	1,996	474
Total liabilities	8,135	7,249

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 34,286,002 shares issued and outstanding as of December 31, 2022, 29,897,559 shares issued and outstanding as of December 31, 2021	273,900	251,901
Pre-funded warrants - 8,518,257 issued and outstanding as of December 31, 2022 and 12,327,780 as of December 31, 2021	34,352	52,941
Additional paid-in capital	24,437	15,711
Accumulated deficit	(266,341)	(207,953)

Total shareholders’ equity	66,348	112,600

Total liabilities and shareholders’ equity	$74,483	$119,849

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Loss

(in thousands of US dollars, except share and per share data)

	Years Ended
	December 31,
	2022	2021

Revenue	$5,000	$15,000

Operating expenses
Research and development, net of tax credits	$39,829	$38,671
General and administrative	15,718	12,399
Commercial	9,095	7,003

Loss from operations	(59,642)	(43,073)

Interest income, net	1,254	220

Net loss and comprehensive loss	$(58,388)	$(42,853)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,450,316	41,833,861

Net loss per share, basic and diluted	$(1.38)	$(1.02)

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2020	29,827,997	$251,682	11,417,034	$48,007	$8,530	$(165,100)	$143,119
Transactions during 2021
Net loss	—	—	—	—	—	(42,853)	(42,853)
Exercise of stock options	69,562	219	—	—	(98)	—	121
Private Placement	—	—	910,746	4,934	—	—	4,934
Share-based compensation	—	—	—	—	7,279	—	7,279
Issuance of common shares, net of issuance costs	—	—	—	—	—	—	—
Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(207,953)	$112,600

Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(207,953)	$112,600
Transactions during 2022
Net loss	—	—	—	—	—	(58,388)	(58,388)
Exercise of stock options	217,684	742	—	—	(322)	—	420
Exercise of prefunded warrants, net of issuance costs	3,809,523	18,627	(3,809,523)	(18,589)	—	—	38
Share-based compensation	—	—	—	—	9,048	—	9,048
Issuance of common shares, net of issuance costs	361,236	2,630	—	—	—	—	2,630
Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Year ended December 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(58,388)	$(42,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	89	93
Accretion/Amortization of investment discount/premium	(97)	—
Share-based compensation expense	9,048	7,279
Loss on disposals of property and equipment	141	—
Changes in operating assets and liabilities:
Other receivables	(755)	96
Research and development tax credits receivable	25	369
Prepaid expenses	(1,706)	1,129
Operating lease assets and liabilities	81	26
Accounts payable and accrued liabilities	(907)	637

Net cash used in operating activities	(52,469)	(33,224)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(272)	—
Acquisition of short-term investments	(85,852)	(15,000)
Redemption of short-term investments	29,000	85,000

Net cash provided by (used in) investing activities	(57,124)	70,000

Cash provided by financing activities
Proceeds from exercise of options	420	121
Proceeds from exercise of warrants	38	—
Issuance of common shares, net of issuance costs	2,630	—
Net Proceeds from issuance of pre-funded warrants in a private placement (note 6)	—	4,934

Cash provided by financing activities	3,088	5,055

Net increase (decrease) in cash and cash equivalents	(106,505)	41,831

Cash and cash equivalents – Beginning of year	114,141	72,310

Cash and cash equivalents – End of year	$7,636	$114,141

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

f) Short-Term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and investment securities classified as held to maturity. The Company maintains deposits in financial institutions. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has adopted an investment policy that includes guidelines relative to credit quality, diversification of maturities and liquidity.

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

r) Significant Risks and Uncertainties

The Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidate; delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements.

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and Russian hostilities in Ukraine and overall fluctuations in the financial markets in the U.S. and abroad.

s) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of December 31, 2022, the Company had cash and cash equivalents and short-term investments of $64.5 million and an accumulated deficit of $266.3 million.

The Company believes that its cash and cash equivalents as of December 31, 2022, in addition to the financing agreement (see Note 16) signed on March 27, 2023, which provides $50 million of cash, are sufficient for the Company to fund planned operations for at least one year from the issuance date of these consolidated financial statements. The Company has historically financed its operations primarily through  the sale of equity securities and, to a lesser extent from cash received pursuant to its license agreement. To date, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

3     Revenue

General

To date, the Company generated revenue of $5.0 million and $15.0 million for the year ended December 31, 2022 and December 31, 2021, respectively. This revenue is from the license agreement with Ji Xing and is comprised of upfront and milestone payments.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Strategic Partnerships

Ji Xing

On May 15, 2021, the Company entered into the License Agreement with Ji Xing, which is an entity affiliated with RTW Investments, LP, or RTW, a beneficial owner of approximately 13% of the Company’s common shares, as of December 31, 2022. Under the License Agreement, the Company granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver the Company’s proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the following territories: People’s Republic of China, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). Ji Xing will be responsible for development and regulatory activities in the Territory, and the Company will remain responsible for certain manufacturing activities in the Territory, subject to the supply agreement subsequently entered into by the Company and Ji Xing as contemplated by the License Agreement (the Supply Agreement). The Company received a non-refundable upfront cash payment of $15 million and the right to future payments of up to $107.5 million in total development and sales milestone payments. In addition, the Company is entitled to receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory. The Company received $5 million in milestone payments during the year ended December 31, 2022. These milestone payments were reached as a result of the successful completion of our Phase 3 clinical trial in the U.S. for the treatment of PSVT and the initiation of a Phase 3 clinical trial for etripamil in mainland China.

Management evaluated all of the promised goods or services within the contract and determined that such goods and services were separate performance obligations. The Company determined that the license granted was a separate performance obligation as Ji Xing can benefit from the license granted on its own after the transfer of the license, as it does not require any significant development, regulatory or commercialization activities from Milestone. Ji Xing is responsible for all development, regulatory and commercialization activities in the Territory, including the performance of clinical trials necessary for regulatory approval, and is responsible for all such related costs. Supply of the product can be provided by another entity, as the Company currently uses a CMO for the production of etripamil without subsequent significant modification or customization by the Company, therefore the Company determined the obligation to supply product is a separate and distinct obligation. The Company concluded that the obligation for participation on the various governance committees was distinct as the services could be performed by an outside party, however it was determined to be immaterial after estimating the stand-alone cost compared to the License Agreement as a whole.  As a result, the Company concluded there were two material and distinct performance obligations to account for under ASC 606 at the inception of the License Agreement.

The Company determined that the transaction price consists of the $15 million non-refundable upfront cash payment and the constrained variable consideration of the development milestone payments. As the development milestones are contingent on occurrences out of the direct control of the Company, the estimate of the variable consideration is $0.  Variable constraint does not apply to sales- or usage-based royalties derived from the licensing of Intellectual property; rather, consideration from such royalties is only recognized as revenue at the later of when the performance obligation is satisfied or when the uncertainty is resolved (e.g., when subsequent sales or usage occurs), therefore the sales and royalty milestones are not included in the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. For the year ended December 31, 2022, the Company has recognized the $5 million of the $107.5 million in future milestone payments as revenue, for the reasons described in the preceding paragraph.

Concurrent with the License Agreement, Ji Xing acquired $5 million of pre-funded warrants (see note 8). The Company considered whether this equity investment should be evaluated  as part of the transaction price and concluded that as the fair value of the company’s common shares on a per share basis was equal to the fair value of the pre-funded warrants at the date of the investment, there was no premium or discount on the shares that should be allocated and included in the transaction price. The Company accounted for the issuance of pre-funded warrants as equity and included in basic and diluted loss per share in the accompanying financial statements. See note 8 for additional details.

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

4 Short-term Investments

For the year ended December 31, 2022, the short-term investments of $56.9 million were comprised of term deposits issued in US currency, earning interest between 3.14% and 5.18%, maturing between January 3, 2023 and May 2, 2023. These short-term investments were in scope of ASC 320, Investments-Debt Securities. The short-term investments maturity is greater than 90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost. Interest income earned on short-term investments is reported in interest income, net. The Company had no short-term investments for the year ended December 31, 2021.

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

On June 3, 2019, the Company entered into a lease arrangement for a three-year term for its office located in Charlotte, NC. The Company recognized the operating lease right-of-use asset and operating lease liabilities at the lease commencement date on September 10, 2019. The interest rate implicit in lease contracts is not readily determinable and the Company does not have a public credit rating and carries no debt.  As such, several factors were considered in the determination of the Company’s incremental borrowing rate used in determining the present value of lease payments.  The Company’s examined credit ratings for similar companies, assumed equivalency between the Canadian and U.S. markets for collateralized debt and used rates over the three-year period. This resulted in an incremental borrowing rate of 8%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. The company

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

recognized the right-of-use asset and operating lease liabilities over the three-year period ending September 30, 2022. This lease was terminated as of September 30, 2022.

The Company's two operating office leases right-of-use assets as at December 31 were as follows:

	2022	2021
Opening balance	$711	$980
New operating lease right-of-use asset	2,103	—
Amortization of right-of-use asset	(391)	(269)
Closing balance	$2,423	$711

Operating lease expenses of $490 and $314 are included in general and administrative operating expenses in the consolidated statement loss and comprehensive loss, and within operating activities in the statement of cash flows for the year ended December 31, 2022 and 2021, respectively and are comprised of two operating lease right-of-use assets and one operating lease of less than 12 months.

The following table summarizes the future minimum lease payments of right-of-use assets operating lease as at December 31, 2022:

January 1, 2023 to December 31, 2023	657
January 1, 2024 to December 31, 2024	669
January 1, 2025 to December 31, 2025	667
January 1, 2026 to December 31, 2026	530
January 1, 2027 to September 30, 2027	406
2,929
Less interest	(438)
$2,491

6 Property and equipment

Property and equipment consist of the following at December 31:

	2022	2021
Computer hardware and software	$120	$22
Office equipment	155	406
Leasehold improvements	102	26
Total	$377	$454
Less accumulated depreciation	(120)	(239)
Property and equipment, net	$257	$215

During the year ended December 31, 2022, the Company recorded a disposal of $348, which resulted in a loss of $141. No disposal was recorded for the year ended December 31, 2021. For the year ended December 31, 2022 and 2021, depreciation expense was $89 and $93, respectively and was included in research and development expense.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

7 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following as of December 31:

	December 31, 2022	December 31, 2021
Trade accounts payable	$2,263	$4,384
Accrued compensation and benefits payable	2,573	1,458
Accrued research and development liabilities	404	272
Other accrued liabilities	404	437
Total	$5,644	$6,551

8 Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 34,286,002 shares were issued and outstanding as of December 31, 2022.

As of December 31, 2022, there were 1,121,076 common shares available for issuance under the Employee Stock Purchase Plans and no common shares have been issued under such plan.

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

Pre-funded Warrants and Common Shares – Public Offering

On October 22, 2020, the Company issued (i) 5,095,897 common shares, without par value, at a price to the public of $5.25 per share, and (ii) pre-funded warrants to purchase 4,761,903 common shares at an exercise price equal to $0.01 per share, at a price to the public of $5.24 per common share underlying the pre-funded warrants (the Offering).  The net proceeds to the Company from the Offering were $48.2 million. In October 2022,  3,809,523 common shares of the pre-funded warrants were exercised at $0.01 per share. The remaining pre-funded warrants are classified and accounted for as equity.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Additional Paid-in Capital

	2022	2021
Opening balance	$15,711	$8,530
Share-based compensation expense	9,048	7,279
Exercise of stock options	(322)	(98)
Closing balance	$24,437	$15,711

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

On November 10, 2021, the Company established an 2021 Inducement Plan under Nasdaq Marketplace Rules through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. There were 523,000 granted and 20,000 options cancelled for the year ended December 31, 2022. As of December 31, 2022, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 497,000 shares were available for future grants.

On January 1, 2022 and on July 5, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,195,902 and 1,000,000 common shares, respectively. In addition, 125,323 options have been forfeited under the 2011 Plan after adoption of the 2019 Plan and became available for issuance under the 2019 Plan. As of December 31, 2022, there were 6,811,506 shares available for issuance under the 2019 Plan, of which 1,433,105 shares were available for future grants.

On July 15, 2022, the Company offered an Employee Share Purchase Plan, or ESPP, in which participation is available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements.  As of December 31, 2022, the Company has 1,121,076 common shares available under the ESPP with no common shares issued under this plan.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of December 31 were as follows:

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	$—	—	$1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,749,834	—	—	3,749,834	9.52
Granted - 2019 Plan	1,790,700	—	—	1,790,700	5.76
Granted - Inducement Plan	—	523,000	—	523,000	6.37
Exercised - 2019 Plan	(45,089)	—	—	(45,089)	3.83
Exercised - 2011 Plan	—	—	(172,595)	(172,595)	1.43
Forfeited - Inducement Plan	—	(20,000)	—	(20,000)	5.48
Forfeited - 2019 Plan	(181,133)	—	—	(181,133)	8.00
Forfeited - 2011 Plan	—	—	(19,583)	(19,583)	9.35
Expired - 2011 Plan	—	—	(1,121)	(1,121)	0.96
Outstanding at end of period	$5,314,312	503,000	1,802,672	7,619,984	$6.73
Outstanding at end of period - Weighted average exercise price	$8.35	6.41	$2.05
Exercisable at end of period	2,390,549	—	1,800,546	4,191,095	$6.52
Exercisable at end of period - Weighted average exercise price	$9.90	—	$2.04

	2021
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	$—	—	$2,080,087	2,080,087	$2.15
Outstanding at beginning of year - 2019 Plan	1,706,190	—	—	1,706,190	13.55
Granted - 2019 Plan	2,137,250	—	—	2,137,250	6.22
Exercised - 2019 Plan	(19,000)	—	—	(19,000)	3.74
Exercised - 2011 Plan	—	—	(50,562)	(50,562)	0.98
Forfeited - 2019 Plan	(74,606)	—	—	(74,606)	8.73
Forfeited - 2011 Plan	—	—	(31,841)	(31,841)	9.42
Expired - 2011 Plan	—	—	(1,713)	(1,713)	0.95
Outstanding at end of period	3,749,834	—	1,995,971	5,745,805	$6.93
Outstanding at end of period - Weighted average exercise price	$9.52	—	$2.07
Exercisable at end of period	1,094,316	—	1,795,332	2,889,648	$5.60
Exercisable at end of period - Weighted average exercise price	$11.48	—	$2.01

The weighted average remaining contractual life was 7.47 and 7.81 years for outstanding options as of December 31, 2022 and 2021, respectively. The weighted average remaining contractual life was 6.37 and 6.80 years for vested options, as of December 31, 2022 and 2021, respectively.

There was $15.7 million and $15.3 million total unrecognized compensation cost related to non-vested share options as of December 31, 2022 and 2021, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.36 years and 2.42 years as of December 31, 2022 and 2021, respectively.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The non-vested options as of December 31 were as follows:

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,655,518	—	—	2,655,518	6.40
Granted - 2019 Plan	1,790,700	—	—	1,790,700	4.37
Granted - Inducement Plan	—	523,000	—	523,000	4.81
Vested, outstanding 2011 Plan	—	—	(198,317)	(198,317)	1.81
Vested, outstanding 2019 Plan	(1,376,791)	—	—	(1,376,791)	6.19
Forfeited - 2011 Plan	—	—	(196)	(196)	1.91
Expired - 2019	—	—	—	—	5.03
Forfeited - Inducement Plan		(20,000)		(20,000)	4.18
Forfeited - 2019 Plan	(145,664)	—	—	(145,664)	5.49
Non-vested share options at end of period	2,923,763	503,000	2,126	3,428,889	$5.24
Non-vested share options at end of period - Weighted average fair value	$5.31	$5.31	$6.64

	2021
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	543,192	543,192	$1.81
Non-vested share options at beginning of year - 2019 Plan	1,438,026	—	—	1,438,026	10.28
Granted - 2019 Plan	2,137,250	—	—	2,137,250	4.70
Vested, outstanding 2011 Plan	—	—	(333,741)	(333,741)	1.65
Forfeited - 2011 Plan	—	—	(8,812)	(8,812)	6.66
Forfeited - 2019 Plan	(63,303)	—	—	(63,303)	6.28
Vested, outstanding 2019 Plan	(856,455)	—	—	(856,455)	8.69
Non-vested share options at end of period	2,655,518	—	200,639	2,856,157	$6.08
Non-vested share options at end of period - Weighted average fair value	$6.40	$—	$1.86

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The following table summarizes information with respect to share options outstanding as of December 31, 2022:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Exercise price	of options	life (years)	price	of options	life (years)	price
$0.84-$1.73	1,043,673	4.15	$1.42	1,043,673	4.15	$1.42
$1.74-$3.20	723,094	5.81	$2.59	723,094	5.81	$2.59
$3.21-$5.25	644,250	7.47	$3.79	612,250	7.35	$3.74
$5.26-$6.36	3,554,925	8.62	$5.89	1,042,718	8.09	$6.11
$6.37-$8.50	689,300	9.16	$6.86	43,334	7.75	$7.10
$8.51-$15.50	57,905	7.50	$9.08	33,779	6.15	$9.42
$15.51-$20.50	76,620	6.50	$17.27	69,574	6.46	$17.32
$20.51-$22.45	830,217	6.84	$21.65	622,673	6.79	$21.67
Total	7,619,984	7.47	$6.73	4,191,095	6.37	$6.52

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The intrinsic value of all outstanding options as of December 31, 2022 was $3.8 million, based on the fair value of our common shares of $3.96 per share at December 31, 2022.

The fair value of share-based payment transaction is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values:

	2022	2021
Exercise price	$5.90	$6.22
Share price	$5.90	$6.22
Volatility	92%	93%
Risk-free interest rate	2.43%	1.05%
Expected life	6.03 years	6.01 years
Dividend	0%	0%

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

The Company recognized share-based compensation expense as follows for the year ended December 31:

	2022	2021
Administration	$4,229	$3,011
Research and development	3,483	3,046
Commercial activities	1,336	1,222
Total	$9,048	$7,279

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2022 and 2021, as they would be anti-dilutive:

	2022	2021
Share options	7,619,984	5,745,805

Amounts in the table above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

11 Income taxes

A reconciliation between tax expense and the product of accounting income multiplied by the basic income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Loss before income taxes	$(58,388)	$(42,853)
Basic income tax rate	26.50%	26.19%
Computed income tax recovery	(15,473)	(11,221)
Effect on income tax rate resulting from
Accounting charges not deductible for tax purposes	13	18
Non‑deductible share‑based compensation	2,704	1,929
Share issue costs	32	15
Accretion of investments	(26)	—
Tax benefits of current period losses and other tax assets	12,387	9,536
Valuation allowance for prior year adjustment	112	(276)
Other	251	(1)
Income tax expense recovery reported in the consolidated statements of loss and comprehensive loss	$—	$—

The Company has incurred Canadian federal and provincial net operating losses (NOLs) from inception. As of December 31, 2022, the Company has NOL carry-forwards of approximately $184.3 million and $181.4 million, respectively, for Canadian federal and Québec purposes, available to reduce future taxable income, which expire beginning in 2026 through 2042. The Company also has scientific research and experimental development expenditures of approximately $21.9 million and $26.5 million, respectively, for Canadian federal and Québec income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary.

The Company has incurred NOLs for U.S. tax purposes. As of December 31, 2022, the Company has carry-forwards of approximately $38.1 million related to U.S. NOLs that may be carried forward indefinitely and are available to reduce future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets have not been recognized in these financial statements because the criteria for recognition of these assets were not met.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company’s deferred tax assets consist of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Net operating loss carry‑forwards	$57,952	$45,756
Tax basis of property and equipment in excess of carrying values	97	103
Federal SR&ED investment tax credits	545	709
Taxation of federal SR&ED investment tax credits	(82)	(108)
Research and development expenditures	6,323	5,259
Financing costs	1,008	1,726
Change in tax rates	51	51
Others	15	26
Total gross deferred tax assets	65,909	53,522
Valuation allowance	(65,909)	(53,522)
Net deferred tax assets	$—	$—

The Company files income tax returns in Canada and in the United States. The Company is subject to Canada Revenue Agency and Revenu Québec examination for fiscal years 2017 to 2022 due to unexpired statute of limitation periods and is subject to US Federal and state income tax examination for fiscal years 2019 to 2022.

12 Government assistance

The Company incurred research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts (expressed in thousands of US dollars) have been recorded as a reduction of research and development expenditures the year ended December 31, 2022 and 2021 for an amount of $456 and $458, respectively.

13 Commitments

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts. Therefore, as at December 31, 2022 there are no contractual commitments, except for office leases (see note 5).

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

	2022	2021
Cash	$262	$2,049
Other receivables	262	106
Operating lease assets	462	605
Accounts payable and accrued liabilities	(484)	(998)
Operating lease liabilities	(444)	(622)
Net financial position exposure	$58	$1,140

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

For the years ending December 31, 2022 and December 31, 2021, the Company’s fair value hierarchy for all its financial assets was $0, as there were no financial instruments measured at fair value on a recurring basis as of that date.

16 Subsequent Events

On March 22, 2023, we entered into an exchange agreement, or the Exchange Agreement, with entities affiliated with RTW, or the Exchanging Stockholders, pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the Exchange Warrants, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days’ notice to the Company subject to the terms of the Exchange Warrants.

On March 27, 2023, the Company entered into certain strategic financing agreements (the “Strategic Financing Agreements”) with affiliates of RTW, an existing shareholder, and certain of its affiliates, which will provide up to $125 million in funding to support the development and potential commercial launch of etripamil.  Pursuant to the Strategic Financing Agreements, the Company will receive $50 million in exchange for Senior Secured Convertible Notes carrying a 6.0% coupon and having a six-year maturity. Additionally, upon satisfactory FDA approval of etripamil to treat PSVT in adults with expected contradictions, and subject to other customary closing conditions, we will sell our right to receive certain payments on the net sales of products containing etripamil and any forms or formulations of etripamil in the United States of America in exchange for $75 million. Under the Strategic Financing Agreements, RTW will be entitled to receive tiered future payments, based on annual aggregate net sales, as follows: 7% up to $500 million; 4% greater than $500 million and up to $800 million; and 1% above $800 million. RTW is eligible to receive an additional 2.5% for annual aggregate net sales up to $500 million if etripamil does not meet certain annual sales thresholds.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

As of December 31, 2022, management assessed and management concluded the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2023 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal No. 1: Election of Directors,” “Proposal No. 1: Election of Directors─Information Regarding the Board and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if applicable, in our 2023 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2023 Proxy Statement under the caption “Proposal No. 1: Election of Directors─Information Regarding the Board of Directors and Corporate Governance─Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.milestonepharma.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2023 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Proposal No. 1: Election of Directors─Information Regarding the Board of Directors and Corporate Governance─Director Independence” in our 2023 Proxy.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth in the section titled “Proposal No. 2: Appointment of Auditor─Auditor Fees” in our 2023 Proxy.

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
4.6

2021 Inducement Plan, approved by the Board of the Company on November 10, 2021 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-263807), filed with the SEC on March 24, 2022).

4.7	Form of Exchange Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).
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

10.3+	Amended 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 10, 2022).
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

10.18	Consulting Agreement, between the Company and Francis Plat.
10.19	Non-Employee Director Compensation Policy, as amended.
10.20*

Exchange Agreement, dated as of March 22, 2023, by and among the Company and certain investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).

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

Milestone Pharmaceuticals Inc.

Dated: March 29, 2023	/s/ Joseph Oliveto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 29th of  March 2023.

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