Form 10-Q
period 2023-03-31
Milestone Pharmaceuticals Inc.
filed 2023-05-11
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11th, 2023, the registrant had 33,357,720 common shares, no par value per share, outstanding.

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

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedar.com on March 29, 2023, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$73,953	$7,636
Short-term investments	27,000	56,949
License receivable	1,000	—
Research and development tax credits receivable	414	331
Prepaid expenses	5,447	6,005
Other receivables	694	882
Total current assets	108,508	71,803
Operating lease assets	2,300	2,423
Property and equipment	272	257
Total assets	$111,080	$74,483

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$7,423	$5,644
Operating lease liabilities	507	495
Interest Payable	33	—
Total current liabilities	7,963	6,139
Operating lease liabilities, net of current portion	1,862	1,996
Senior secured convertible notes	47,320	—
Total liabilities	57,145	8,135

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 33,337,214 shares issued and outstanding as of March 31, 2023, 34,286,002 shares issued and outstanding as of December 31, 2022	260,126	273,900
Pre-funded warrants - 9,577,257 issued and outstanding as of March 31, 2023 and 8,518,257 as of December 31, 2022	48,459	34,352
Additional paid-in capital	26,641	24,437
Accumulated deficit	(281,291)	(266,341)

Total shareholders’ equity	53,935	66,348

Total liabilities and shareholders’ equity	$111,080	$74,483

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2023	2022

Revenue	$1,000	$—

Operating expenses
Research and development, net of tax credits	10,257	8,768
General and administrative	3,889	3,643
Commercial	2,356	1,636

Loss from operations	(15,502)	(14,047)

Interest income, net	552	40

Net loss and comprehensive loss	$(14,950)	$(14,007)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,853,275	42,243,021

Net loss per share, basic and diluted	$(0.35)	$(0.33)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(207,953)	$112,600
Transactions in three-month period ended March 31, 2022
Net loss	—	—	—	—	—	(14,007)	(14,007)
Exercise of stock options	19,767	89	—	—	(40)	—	49
Share-based compensation	—	—	—	—	2,114	—	2,114
Balance as of March 31, 2022	29,917,326	$251,990	12,327,780	$52,941	$17,785	$(221,960)	$100,756

Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions in three-month period ended March 31, 2023
Net loss	—	—	—	—	—	(14,950)	(14,950)
Exercise of stock options	67,224	213	—	—	(89)	—	124
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	2,293	—	2,293
Cancellation of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	42,988	128	—	—	—	—	128
Balance as of March 31, 2023	33,337,214	$260,126	9,577,257	$48,459	$26,641	$(281,291)	$53,935

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Three months ended March 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(14,950)	$(14,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18	23
Accretion of investment discount	(50)	—
Share-based compensation expense	2,293	2,114
Changes in operating assets and liabilities:
License receivable	(1,000)	—
Other receivables	188	(118)
Research and development tax credits receivable	(83)	(56)
Prepaid expenses	558	231
Operating lease assets and liabilities	1	3
Accounts payable and accrued liabilities	(912)	(2,139)
Interest Payable	33	—

Net cash used in operating activities	(13,904)	(13,949)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(32)	—
Acquisition of short-term investments	(15,000)	(8,000)
Redemption of short-term investments	45,000	—

Net cash provided by (used in) investing activities	29,968	(8,000)

Cash provided by financing activities
Proceeds from exercise of options	124	49
Proceeds from issuance of senior secured convertible debt	50,000	—
Proceeds from employee stock purchase plan	129	—

Cash provided by financing activities	50,253	49

Net increase (decrease) in cash and cash equivalents	66,317	(21,900)

Cash and cash equivalents – Beginning of period	7,636	114,141

Cash and cash equivalents – End of period	$73,953	$92,241

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1    Organization and Nature of Operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone is focused on the development and commercialization of cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent rapid-onset calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

2     Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with US GAAP have been omitted or condensed.  Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2022.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of March 31, 2023, and its statements of loss, shareholders’ equity and cash flows for the three months ended March 31, 2023 and 2022.

The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual consolidated financial statements, but does not contain all the footnote disclosures required by accounting principles generally accepted in the United States of America.

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

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates to continue to incur losses for at least the next several years. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $101.0 million and an accumulated deficit of $281.3 million. Management has evaluated the Company’s current operating plan against our existing cash and cash equivalents and determined that we expect to be able to support our ongoing operations for at least the next 12 months.

3     Revenues

The Company recorded $1.0 million in revenue due to a milestone achieved by Ji Xing during the three months ended March 31, 2023 compared to no revenue in the three months ended March 31, 2022. This milestone was reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Ji Xing for the treatment of PSVT in the Territory. For details on the arrangement with Ji Xing, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2022, filed on Form 10-K.

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

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

5     Debt

On March 27, 2023, we entered into a note purchase agreement, or the “Note Purchase Agreement”, with RTW.

On March 29, 2023, we closed the transactions contemplated by the Note Purchase Agreement, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes”, to the holders.

The 2029 Convertible Notes are senior secured obligations and are guaranteed on a senior secured basis by our wholly owned subsidiary, Milestone Pharmaceuticals USA, Inc. Interest at the annual rate of 6.0% is payable quarterly in cash or, at our option, payable in kind for the first three years. The maturity date for the 2029 Convertible Notes is March 31, 2029, the “Maturity Date”. The obligations under the 2029 Convertible Notes are secured by substantially all of our and our subsidiary guarantor’s assets.

Each $1,000 of principal of the 2029 Convertible Notes (including any interest added thereto as payment in kind) is convertible into 191.0548 shares of our common shares, equivalent to an initial conversion price of approximately $5.23 per share, subject to customary anti-dilution and other adjustments. In addition, following a notice of redemption or certain corporate events that occur prior to the Maturity Date, we will, in certain circumstances, increase the conversion rate for a Holder who elects to convert its 2029 Convertible Notes in connection with such notice of redemption or corporate event.

Subject to specified conditions, on or after March 27, 2027, the 2029 Convertible Notes are redeemable by us, subject to certain conditions, if the closing sale price of the common shares exceeds 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the Convertible Notes, the Company determined there there were no embedded feature, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. The net carrying amount of the liability includes debt issuance costs paid in April 2023 of $2.7 million, which is being amortized to interest expense using the effective interest method over the contractual terms of the Convertible Notes.

The net carrying amount of the Convertible Note were as follows:

	March 31, 2023	December 31, 2022

Principal	$50,000	$—
Unamortized debt issuance costs	(2,680)	—
Total	$47,320	$—

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2023	December 31, 2022

Trade accounts payable	$2,850	$2,263
Accrued compensation and benefits payable	1,079	2,573
Accrued research and development liabilities	256	404
Accrued debt issuance costs	2,692	—
Other accrued liabilities	546	404
Total	$7,423	$5,644

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 33,337,214 shares were issued and outstanding as of March 31, 2023.

As of March 31, 2023, there were 1,420,948 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP”. The Company issued 42,988 shares of common stock pursuant to the ESPP for the period ending March 31, 2023.

On March 22, 2023, the Company entered into an exchange agreement, or the “Exchange Agreement”, with entities affiliated with RTW, or the “Exchanging Stockholders”, pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the Exchange Warrants, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately and no additional cash consideration was rendered in exchange for the warrants. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days’ notice to the Company subject to the terms of the Exchange Warrants.

Additional Paid-in Capital

The additional paid-in capital balances were as follows:

	Three months ended March 31,
	2023	2022
Opening balance	$24,437	$15,711
Share-based compensation expense	2,293	2,114
Exercise of stock options	(89)	(40)
Closing balance	$26,641	$17,785

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

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

On January 1, 2023 and on January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,361,440 and 1,195,902 common shares, respectively. Further, on July 5, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,000,000 common shares. In addition, 125,127 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. As of March 31, 2023, there were  8,182,946 common shares available for issuance under the 2019 Plan, of which 1,347,085 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. There were 503,000 options granted and outstanding under the 2021 Inducement Plan during the three-month period ended March 31, 2023. As of March 31, 2023, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 497,000 shares were available for future grants.

On July 15, 2022, the Company offered an ESPP, in which participation is available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements. On January 1, 2023 the number of common shares reserved for issuance under the ESPP increased by 342,860 shares. As of March 31, 2023, the Company has 1,420,948 common shares available under the ESPP. The Company issued 42,988 shares of common stock pursuant to the ESPP for the period ending March 31, 2023.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of March 31 were as follows:

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of year - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of year - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,487,400	—	—	1,487,400	3.59
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(60,224)	(60,224)	1.63
Forfeited - 2019 Plan	(5,323)	—	—	(5,323)	7.45
Expired - 2019 Plan	(24,617)	—	—	(24,617)	17.80
Outstanding at end of period	6,764,772	503,000	1,742,448	9,010,220	$6.22
Outstanding at end of period - Weighted average exercise price	$7.28	$6.41	$2.07
Exercisable at end of period	2,896,996	89,375	1,742,448	4,728,819	$6.62
Exercisable at end of period - Weighted average exercise price	$9.36	$6.47	$2.07

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,759,834	—	—	3,759,834	9.51
Granted - 2019 Plan	1,385,700	—	—	1,385,700	5.47
Exercised - 2019 Plan	(10,267)	—	—	(10,267)	3.76
Exercised - 2011 Plan	—	—	(9,500)	(9,500)	1.12
Forfeited - 2019 Plan	(5,162)	—	—	(5,162)	21.48
Forfeited - 2011 Plan	—	—	(19,387)	(19,387)	9.42
Outstanding at end of period	5,130,105	—	1,967,084	7,097,189	$6.64
Outstanding at end of period - Weighted average exercise price	$8.42	—	$2.00
Exercisable at end of period	1,721,521	—	1,825,299	3,546,820	$5.83
Exercisable at end of period - Weighted average exercise price	$9.94	—	$1.95

The weighted average remaining contractual life was 7.7 and 8.1 years for outstanding options as of  March 31, 2023 and 2022, respectively. The weighted average remaining contractual life was 6.6 and 7.0 years for vested options, as of  March 31, 2023 and 2022, respectively.

There was $17.7 million and $20.6 million total unrecognized compensation cost related to non-vested share options as of March 31, 2023 and 2022, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.6 years and 2.8 years as of March 31, 2023 and 2022, respectively.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The non-vested options as of March 31 were as follows:

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of year - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of year - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,487,400	—	—	1,487,400	2.86
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(538,064)	—	—	(538,064)	5.37
Vested, outstanding Inducement Plan	—	(89,375)	—	(89,375)	4.88
Forfeited - 2019 Plan	(5,323)	—	—	(5,323)	5.69
Non-vested share options at end of period	3,867,776	413,625	—	4,281,401	$4.40
Non-vested share options at end of period - Weighted average fair value	$4.35	$4.83	$—

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,665,518	—	—	2,665,518	6.39
Granted - 2019 Plan	1,385,700	—	—	1,385,700	4.13
Vested, outstanding 2011 Plan	—	—	(58,854)	(58,854)	1.74
Vested, outstanding 2019 Plan	(642,634)	—	—	(642,634)	5.41
Non-vested share options at end of period	3,408,584	—	141,785	3,550,369	$5.51
Non-vested share options at end of period - Weighted average fair value	$5.66	$—	$1.91

The fair value of share-based payment transactions is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted for the 2011 Plan, 2019 Plan and 2021 Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended March 31,
	2023	2022
Exercise price	$3.59	$5.66
Share price	$3.59	$5.66
Volatility	97%	91%
Risk-free interest rate	3.95%	2.26%
Expected life	6.08 years	6.08 years
Dividend	0%	0%

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The Company recognized share-based compensation expense as follows:

	Three months ended March 31,
	2023	2022
Administration	$1,201	$912
Research and development	786	848
Commercial activities	306	354
Total	$2,293	$2,114

9     Net Loss Per Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the three months ended March 31, 2023 and 2022, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, as they would be anti-dilutive:

	2023	2022
Share options	9,010,220	7,427,189

Amounts above reflect the common share equivalents of the noted instruments.

10     Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement”, with RTW and certain of its affiliates.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the U.S. Food and Drug Administration approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest”,  on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty”, of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement at the date of signing, there is no accounting recognition required in these interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on March 29, 2023. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

Etripamil - Pivotal Clinical Program in PSVT

PSVT is a rapid heart rate condition characterized by episodes of supraventricular tachycardia, or SVT, that start and stop without warning. Episodes of SVT are often experienced by patients with symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of PSVT as well as other cardiac conditions. Calcium channel blockers available in oral form are sometimes used prophylactically to attempt to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. The combination of convenient nasal-spray delivery and rapid-onset of action of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

On October 17, 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results from the RAPID trial were further presented shortly thereafter, on November 7, 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Meetings (Chicago, IL). RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or the matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint, with patients taking the etripamil regimen demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time-to-conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial supports the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

The use of additional medical interventions and emergency department utilization were important secondary measures of efficacy for both the RAPID and NODE-301 studies, although with the understanding that neither study was individually powered to expect statistical differences.  Thus, in a pre-planned analysis across both studies, patients who self-administered etripamil sought additional medical interventions 43% less frequently (15% vs. 25%; p=0.013) and had 39% fewer emergency department visits (14% vs. 22%; p=0.035) than patients in the placebo arm.

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating primarily the safety of etripamil when self-administered without medical supervision over multiple, separate SVT episodes. After consultation with the regulatory authorities, it was concluded that the test dose procedure was an unnecessary step for the self-administration of etripamil and it was not included in the requirements of the NODE-303 safety study. The NODE-303 trial was initiated with an etripamil 70 mg single-dose regimen and the 70 mg optional repeat-dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol amendment. The trial was sized in order to add to the safety data from the remainder of the development program, including those data already obtained from the RAPID, NODE-301 and NODE-302 trials, in order to fulfill the safety and exposure dataset needed for NDA filing. Following the results from the RAPID study, initially obtained in October 2022, and the assessment of the total exposures to etripamil in the development program to date, we believe we have the safety dataset needed for review of the NDA for PSVT and have closed the NODE-303 study.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat their future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

The NODE-301 trial is a placebo-controlled Phase 3 safety and efficacy trial and the first trial ever conducted to treat attacks of PSVT in the at-home setting. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada. Although the study did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration in which patients wore a cardiac monitor, both prespecified and post hoc analyses at earlier time periods, namely at 30 minutes, showed significant treatment effects in favor of etripamil. For example, in a post hoc analysis of the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). The safety and tolerability data from the NODE-301 trial support the potential self-administration use of etripamil, with the most common randomized treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, being related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (85%) to moderate (15%). There were no serious AEs related to etripamil. After reviewing the data from NODE-301 with the FDA in July 2020, the Agency concurred that an analysis period shorter than 5 hours would be appropriate to measure the efficacy of etripamil. The FDA indicated that two trials, the RAPID and NODE-301 trials could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT, both using time to conversion to sinus rhythm over the first 30 minutes with a target p-value of less than 0.05 as the primary endpoint.

AFIB RVR Phase 2 Trial

The Phase 2, double-blind, placebo-controlled study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA), in patients with atrial fibrillation with rapid ventricular response (AFib/RVR), is being conducted in Canada and the Netherlands in collaboration with the Montreal Heart Institute, the WCN trial network, and other research centers. The ReVeRA study is expected to enroll approximately 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo to patients presenting with symptomatic AFib/RVR. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial is being conducted in the emergency department setting under medical supervision.

Operations Overview

Since the initial commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently preparing for commercialization. We operate our business using a significant outsourcing model. As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2023 and 2022, we recorded net losses of $14.9 million and $14.0  million, respectively. As of March 31, 2023, we had an accumulated deficit of $281.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $74.0 million of cash and cash equivalents and $27.0 million of short-term investments at March 31, 2023.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●

continue our ongoing and planned development of etripamil, including our Phase 3 and potentially future Phase 4 clinical trials of etripamil for the treatment of PSVT and our Phase 2 and future Phase 3 clinical trials of etripamil for the treatment of AFib-RVR;

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

Recent Developments

Strategic Financing Transactions

On March 27, 2023, we entered into a purchase and sale agreement, or the Royalty Purchase Agreement, and a note purchase agreement, or the Note Purchase Agreement, with RTW Investments LLP and certain of its affiliates.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the U.S. Food and Drug Administration approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the royalty interest,  on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the Initial Tier Royalty, of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

The Royalty Purchase Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature, including the grant of a back-up security interests in the purchased royalties and certain assets related to etripamil and restrictions on the incurrence of additional indebtedness.

Pursuant to the Note Purchase Agreement, we issued and sold $50 million principal amount of 6.0% Convertible Senior Notes due 2029, or the 2029 Convertible Notes, to the holders, which closed on March 29, 2023.

The 2029 Convertible Notes are senior secured obligations and guaranteed on a senior secured basis by our wholly owned subsidiary, Milestone Pharmaceuticals USA, Inc. Interest at the annual rate of 6.0% is payable quarterly in cash or, at our option, payable in kind for the first three years. The maturity date for the 2029 Convertible Notes is March 31, 2029, or the Maturity Date. The obligations under the 2029 Convertible Notes are secured by substantially all of our and our subsidiary guarantor’s assets.

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

The Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, disposition of royalty interest and mergers. The Note Purchase Agreement also contains customary events of default, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, bankruptcy and insolvency proceedings, cross defaults to certain other agreements, judgment default and certain clinical trial failures. The full description of the Royalty Purchase Agreement and the Note Purchase Agreement were disclosed via an 8K filing on March 27, 2023.

The Macroeconomic Climate

The recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with COVID-19, the Russia-Ukraine war, recent banking instabilities and other US geopolitical issues affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenue of $1.0 million for the three months ended  March 31, 2023 compared to no revenue for the three months ended March 31, 2022 is a result of a milestone achieved by Ji Xing due to the successful initiation of a Phase 1 Clinical Trial of the product for the treatment of PSVT.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations and changes:

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$1,000	$-	1,000	100.0%

Operating expenses
Research and development, net of tax credits	$10,257	$8,768	$1,489	17.0%
General and administrative	3,889	3,643	246	6.8%
Commercial	2,356	1,636	720	44.0%
Total operating expenses	16,502	14,047	2,455	17.5%
Loss from operations	(15,502)	(14,047)	(1,455)	10.4%
Interest income, net	552	40	512	1280.0%
Net loss	$(14,950)	$(14,007)	$(943)	6.7%

Revenue

We generated revenue of $1.0 million from a milestone achieved under the License Agreement for the three months ended March 31, 2023 compared to no revenue in the three months ended March 31, 2022.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Clinical	$8,101	$6,697	$1,404	21.0%
Drug manufacturing and formulation	1,266	1,053	213	20.2%
Regulatory and other costs	973	1,074	(101)	(9.4)%
Less: R&D tax credits	(83)	(56)	(27)	48.2%
Total R&D expenses	$10,257	$8,768	$1,489	17.0%

Research and development expenses increased by $1.5 million, or 17%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase in clinical expenses. This increase in clinical expenses was driven by an increase of $.9 million in consulting fees and clinical research costs as a result of the continuous progression of the clinical trials, and an increase of $0.5 million in personnel-related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses increased $0.2 million, or 6.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The primary contributor was an increase in personnel-related costs and consulting fees for general and administrative expenses.

Commercial

Commercial expenses increased by $0.7 million, or 44%, for the three months ended March 31, 2023, compared to the same period in 2022. This increase is a result of  additional personnel and professional costs required to expand operations in anticipation of the potential market approval and commercialization.

Starting approximately six months to one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase substantially as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if approved.

Interest Income, net

Interest income, net of bank charges, was $0.6 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in interest income was due to higher interest rates earned on investments in 2023 when compared to 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $101.0 million and an accumulated deficit of $281.3 million.

On March 27, 2023, we entered into a purchase and sale agreement, or the Royalty Purchase Agreement, and a note purchase agreement, or the Note Purchase Agreement, with RTW Investments, LP and certain of its affiliates,or collectively, RTW.

On March 29, 2023, the Company closed the transaction contemplated by the Note Purchase Agreement and issued and sold the $50 million principal amount of 6.0% Convertible Senior Notes due 2029, or the 2029 Convertible Notes, to the holders in a private placement transaction.

The 2029 Convertible Notes are senior secured obligations and are guaranteed on a senior secured basis by our wholly owned subsidiary, Milestone Pharmaceuticals USA, Inc. Interest, at the annual rate of 6.0%, is payable quarterly in cash or, at our option, payable in kind for the first three years. The maturity date for the 2029 Convertible Notes will be March 31, 2029. The obligations under the 2029 Convertible Notes are secured by substantially all of our and our subsidiary guarantor’s assets.

Each $1,000 of principal of the 2029 Convertible Notes (including any interest added thereto as payment in kind) is convertible into 191.0548 shares of our common shares, equivalent to an initial conversion price of approximately $5.23 per share, subject to customary anti-dilution and other adjustments. Subject to specified conditions, on or after March 27, 2027, the 2029 Convertible Notes are redeemable by us subject to certain conditions, at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Sales Agreement”, with Jefferies LLC with respect to an at-the-market offering program, or the “ATM Program”, under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal. The common shares to be sold under the Sales Agreement, are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the SEC on July 6, 2020. During 2022, we issued 361,236 shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million).

We expect that our current operating plan, existing cash and cash equivalents and short term investments to be sufficient to fund our operations for at least the next 12 months and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following U.S. Food and Drug Administration (FDA) approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments (the “royalty interest”) on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, for in order for the Company to receive the $75 million dollars, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(13,904)	$(13,949)	45	(0.3)%
Investing activities	29,968	(8,000)	37,968	(474.6)%
Financing activities	50,253	49	50,204	102457.1%
Net increase (decrease) in cash and cash equivalents during the period	$66,317	$(21,900)	88,217

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $13.9 million, which consisted primarily of a net loss of $14.9 million and a net cash decrease of $1.2 million related to the change in assets and liabilities. These decreases were offset by non-cash charges of $2.3 million related to share-based compensation and depreciation expenses.

Net cash used in operating activities during the three months ended March 31, 2022 was $13.9 million, which consisted of a net loss of $14.0 million and a net decrease of $2.2 million in our operating assets and liabilities, offset by non-cash charges of $2.1 million related to share-based compensation and depreciation expenses.

Investing Activities

In the three months ended March 31, 2023, we acquired $15.0 million of short-term investments and we redeemed $45.0 million of short-term investments. In comparison, during the three months ended March 31, 2022, we acquired $8.0 million of short-term investments.

Financing Activities

In the three months ended March 31, 2023, our financing activities provided cash proceeds of $50.3 million. These proceeds were primarily a result of the $50 million received from the issuance of convertible notes under the Note Purchase Agreement, along with proceeds of $0.3 million from the exercise of stock options and the issuance of shares under the employee stock purchase plan. In the three months ended March 31, 2022, our financing activities provided a de minimis amount of proceeds from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 29, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of March 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and to the notes to our audited consolidated financial statements as of December 31, 2022 appearing in our Annual Report on Form 10-K, filed with the SEC on March 29, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $101.0 million as of March 31, 2023, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On March 31, 2023, our net monetary exposure denominated in Canadian dollars was $0.5 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

Inherent Limitations on Effectiveness of Controls

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

Item 1A. Risk Factors

Aside from the risk factor listed below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedar.com on March 29, 2023.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or the “Tax Act”, was enacted, which included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA mandated “Cadillac” tax on high cost employer sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Approporations Act of 2023, will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On March 22, 2023, the Company entered into an exchange agreement, or the Exchange Agreement, with entities affiliated with RTW, or the Exchanging Stockholders, pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the Exchange Warrants, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately and no additional cash consideration was rendered in exchange for the warrants. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days’ notice to the Company subject to the terms of the Exchange Warrants. We did not receive any proceeds from the transactions contemplated by the Exchange Agreement.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1	Form of Exchange Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).
10.1

Exchange Agreement, dated as of March 22, 2023, by and among the Company and certain investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).

10.2

Royalty Purchase Agreement, dated as of March 27, 2023, by and among the Company and RTW (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 31, 2023).

10.3

Note Purchase Agreement, dated as of March 27, 2023, by and among the Company and RTW (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 31, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

*        Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the “Exchange Act (whether made before or after the date of the Form 10-Q)”, irrespective of any general incorporation language contained in such filing.

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

MILESTONE PHARMACEUTICALS INC.

Date: May 11, 2023	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)