Form 10-K/A
period 2022-12-31
Milestone Pharmaceuticals Inc.
filed 2023-05-31
CIK 1408443

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID: 271	PricewaterhouseCoopers LLP	Montréal, Canada

EXPLANATORY NOTE

On March 29, 2023, Milestone Pharmaceuticals Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct an administrative error in Exhibit 23.1, Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm (the “Consent”). The Consent has been amended to include reference to additional outstanding registration statements that were omitted from the originally filed Exhibit 23.1 Consent. The revised Exhibit 23.1 is filed as Exhibit 23.1 attached hereto.

This Amendment speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. No other revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and others incorporated by reference to other filings.

EXHIBIT NUMBER	DESCRIPTION
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Pharmaceuticals Inc.

Dated: May 30, 2023	/s/ Joseph Oliveto
Joseph Oliveto
Chief Executive Officer