Form 10-Q
period 2023-06-30
Milestone Pharmaceuticals Inc.
filed 2023-08-10
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10th, 2023, the registrant had 33,382,769 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$32,591	$7,636
Short-term investments	55,000	56,949
Research and development tax credits receivable	483	331
Prepaid expenses	5,400	6,005
Other receivables	1,092	882
Total current assets	94,566	71,803
Operating lease assets	2,175	2,423
Property and equipment	278	257
Total assets	$97,019	$74,483

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$6,287	$5,644
Operating lease liabilities	522	495
Total current liabilities	6,809	6,139
Operating lease liabilities, net of current portion	1,729	1,996
Senior secured convertible notes	48,073	—
Total liabilities	56,611	8,135

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 33,363,971 shares issued and outstanding as of June 30, 2023, 34,286,002 shares issued and outstanding as of December 31, 2022	260,169	273,900
Pre-funded warrants - 9,577,257 issued and outstanding as of June 30, 2023 and 8,518,257 as of December 31, 2022	48,459	34,352
Additional paid-in capital	29,114	24,437
Accumulated deficit	(297,334)	(266,341)

Total shareholders’ equity	40,408	66,348

Total liabilities and shareholders’ equity	$97,019	$74,483

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$—	$—	$1,000	$—

Operating expenses
Research and development, net of tax credits	8,622	10,657	18,879	19,425
General and administrative	4,445	3,918	8,334	7,561
Commercial	3,369	2,231	5,725	3,867

Loss from operations	(16,436)	(16,806)	(31,938)	(30,853)

Interest income	1,213	158	1,801	198
Interest expense	(820)	—	(856)	—

Net loss and comprehensive loss	$(16,043)	$(16,648)	$(30,993)	$(30,655)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,937,036	42,278,563	42,895,387	42,260,682

Net loss per share, basic and diluted	$(0.37)	$(0.39)	$(0.72)	$(0.73)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of March 31, 2022	29,917,326	$251,990	12,327,780	$52,941	$17,785	$(221,960)	$100,756
Transactions in three-month period ended June 30, 2022
Net loss	—	—	—	—	—	(16,648)	(16,648)
Exercise of stock options	88,558	246	—	—	(106)	—	140
Share-based compensation	—	—	—	—	2,411	—	2,411
Balance as of June 30, 2022	30,005,884	$252,236	12,327,780	$52,941	$20,090	$(238,608)	$86,659

Balance as of March 31, 2023	33,337,214	$260,126	9,577,257	$48,459	$26,641	$(281,291)	$53,935
Transactions in three-month period ended June 30, 2023
Net loss	—	—	—	—	—	(16,043)	(16,043)
Exercise of stock options	26,757	43	—	—	(19)	—	24
Share-based compensation	—	—	—	—	2,492	—	2,492
Balance as of June 30, 2023	33,363,971	$260,169	9,577,257	$48,459	$29,114	$(297,334)	$40,408

Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(207,953)	$112,600
Transactions in six-month period ended June 30, 2022
Net loss	—	—	—	—	—	(30,655)	(30,655)
Exercise of stock options	108,325	335	—	—	(146)	—	189
Share-based compensation	—	—	—	—	4,525	—	4,525
Balance as of June 30, 2022	30,005,884	$252,236	12,327,780	$52,941	$20,090	$(238,608)	$86,659

Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions in six-month period ended June 30, 2023
Net loss	—	—	—	—	—	(30,993)	(30,993)
Exercise of stock options	93,981	256	—	—	(108)	—	148
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	4,785	—	4,785
Cancellation of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	42,988	128	—	—	—	—	128
Balance as of June 30, 2023	33,363,971	$260,169	9,577,257	$48,459	$29,114	$(297,334)	$40,408

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Six months ended June 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(30,993)	$(30,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	42	47
Amortization of debt costs	80	—
Accretion of investment discount	(51)	—
Non-cash interest expense related to debt	775	—
Share-based compensation expense	4,785	4,525
Changes in operating assets and liabilities:
Other receivables	(210)	(134)
Research and development tax credits receivable	(152)	(183)
Prepaid expenses	605	834
Operating lease assets and liabilities	8	(4)
Accounts payable and accrued liabilities	643	(2,464)

Net cash used in operating activities	(24,468)	(28,034)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(63)	(59)
Acquisition of short-term investments	(70,000)	(23,000)
Redemption of short-term investments	72,000	—

Net cash provided by (used in) investing activities	1,937	(23,059)

Cash provided by financing activities
Proceeds from exercise of options	148	189
Proceeds from issuance of senior secured convertible debt	50,000	—
Pre-funded warrant issuance costs	(8)	—
Proceeds from employee stock purchase plan	128	—
Payment of debt issuance costs	(2,782)	—

Cash provided by financing activities	47,486	189

Net increase (decrease) in cash and cash equivalents	24,955	(50,904)

Cash and cash equivalents – Beginning of period	7,636	114,141

Cash and cash equivalents – End of period	$32,591	$63,237

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of June 30, 2023, and its statements of loss and shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and its statement of cash flows for the six months ended June 30, 2023 and 2022.

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

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates to continue to incur losses for at least the next several years. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $87.6 million and an accumulated deficit of $297.3 million. Management has evaluated the Company’s current operating plan against our existing cash and cash equivalents and determined that we expect to be able to support our ongoing operations for at least the next 12 months.

3     Revenues

The Company recorded no revenue for the three months ended June 30, 2023 and $1.0 million in revenue during the six months ended June 30, 2023. This revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Ji Xing for the treatment of PSVT in the Territory. For details on the arrangement with Ji Xing, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2022, filed on Form 10-K. The Company recorded no revenue for the three and six months ended June 30, 2022.

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

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

5     Debt

On March 27, 2023, we entered into a note purchase agreement, or the “Note Purchase Agreement”, with RTW Investments LP and certain of its affiliates, or collectively, RTW.

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

In accounting for the issuance of the Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. As of June 30, 2023, the estimated fair value of the Convertible Notes was approximately $48.0 million.

The net carrying amount of the Convertible Note were as follows:

	June 30, 2023	December 31, 2022
Original principal	$50,000	$—
Paid in kind (PIK) interest	775	—
Unamortized debt discount	(583)	—
Unamortized debt issuance costs	(2,119)	—
Total	$48,073	$—

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$743	$—	$775	$—
Amortization of debt discount	16	—	18	—
Amortization of debt issuance costs	61	—	63	—
Total interest expense	$820	$—	$856	$—

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2023	December 31, 2022

Trade accounts payable	$2,397	$2,263
Accrued compensation and benefits payable	1,887	2,573
Accrued research and development liabilities	1,366	404
Other accrued liabilities	637	404
Total	$6,287	$5,644

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 33,363,971 shares were issued and outstanding as of June 30, 2023.

As of June 30, 2023, there were 1,420,948 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP”. The Company has issued 42,988 shares of common stock pursuant to the ESPP as of June 30, 2023.

On March 22, 2023, the Company entered into an exchange agreement, or the“Exchange Agreement”, with entities affiliated with RTW, or the “Exchanging Stockholders”, pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the Exchange Warrants, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately and no additional cash consideration was rendered in exchange for the warrants. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days'  notice to the Company subject to the terms of the Exchange Warrants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Additional Paid-in Capital

The additional paid-in capital balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Opening balance	$26,641	$17,785	$24,437	$15,711
Share-based compensation expense	2,492	2,411	4,785	4,525
Exercise of stock options	(19)	(106)	(108)	(146)
Closing balance	$29,114	$20,090	$29,114	$20,090

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

On January 1, 2023 and on January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,361,440 and 1,195,902 common shares, respectively. Further, on July 5, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,000,000 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. As of June 30, 2023, there were 8,182,946 common shares available for issuance under the 2019 Plan, of which 1,009,062 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. As of June 30, 2023, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 497,000 shares were available for future grants.

On July 15, 2022, the Company offered an ESPP, in which participation is available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements. On January 1, 2023 the number of common shares reserved for issuance under the ESPP increased by 342,860 shares. As of June 30, 2023, the Company has 1,420,948 common shares available under the ESPP. As of June 30, 2023, the Company has issued 42,988 shares of common stock pursuant to the ESPP.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of June 30 were as follows:

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of year - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of year - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,827,400	—	—	1,827,400	3.63
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(86,981)	(86,981)	1.40
Forfeited - 2019 Plan	(7,300)	—	—	(7,300)	7.45
Expired - 2019 Plan	(24,617)	—	—	(24,617)	17.80
Outstanding at end of period	7,102,795	503,000	1,715,691	9,321,486	$6.15
Outstanding at end of period - Weighted average exercise price	$7.11	$6.41	$2.08
Exercisable at end of period	3,187,010	158,958	1,715,691	5,061,659	$6.77
Exercisable at end of period - Weighted average exercise price	$9.30	$6.42	$2.08

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,759,834	—	—	3,759,834	9.51
Granted - 2019 Plan	1,385,700	—	—	1,385,700	5.47
Granted - Inducement Plan	—	523,000		523,000	6.37
Exercised - 2019 Plan	(14,100)	—	—	(14,100)	3.76
Exercised - 2011 Plan	—	—	(94,225)	(94,225)	1.43
Forfeited - 2019 Plan	(13,893)	—	—	(13,893)	13.36
Forfeited - 2011 Plan	—	—	(19,387)	(19,387)	9.42
Expired - 2011 Plan	—	—	(1,121)	(1,121)	0.96
Outstanding at end of period	5,117,541	523,000	1,881,238	7,521,779	$6.68
Outstanding at end of period - Weighted average exercise price	$8.42	$6.37	$2.03
Exercisable at end of period	2,017,527	—	1,796,396	3,813,923	$6.09
Exercisable at end of period - Weighted average exercise price	$9.74	—	$1.99

The weighted average remaining contractual life was 7.6 and 8.1 years for outstanding options as of June 30, 2023 and 2022, respectively. The weighted average remaining contractual life was 6.5 and 6.9 years for vested options, as of June 30, 2023 and 2022, respectively.

There was $16.2 million and $19.0 million total unrecognized compensation cost related to non-vested share options as of June 30, 2023 and 2022, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.4 years and 2.7 years as of June 30, 2023 and 2022, respectively.

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The non-vested options as of June 30 were as follows:

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of year - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of year - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,827,400	—	—	1,827,400	2.88
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(830,055)	—	—	(830,055)	5.74
Vested, outstanding Inducement Plan	—	(158,958)	—	(158,958)	4.85
Forfeited - 2019 Plan	(5,323)	—	—	(5,323)	5.69
Non-vested share options at end of period	3,915,785	344,042	—	4,259,827	$4.14
Non-vested share options at end of period - Weighted average fair value	$4.07	$4.84	$—

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,665,518	—	—	2,665,518	6.39
Granted - 2019 Plan	1,385,700	—	—	1,385,700	4.13
Granted - Inducement Plan	—	523,000	—	523,000	4.81
Vested, outstanding 2011 Plan	—	—	(115,797)	(115,797)	1.74
Forfeited - 2019 Plan	(8,731)	—	—	(8,731)	6.27
Vested, outstanding 2019 Plan	(942,473)	—	—	(942,473)	5.63
Non-vested share options at end of period	3,100,014	523,000	84,842	3,707,856	$5.42
Non-vested share options at end of period - Weighted average fair value	$5.62	$4.81	$2.01

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

The fair value of options granted for the 2011 Plan, 2019 Plan and 2021 Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Exercise price	$3.77	$6.21	$3.63	$5.72
Share price	$3.77	$6.21	$3.63	$5.72
Volatility	99%	91%	98%	91%
Risk-free interest rate	3.77%	2.72%	3.91%	2.31%
Expected life	5.65 years	6.08 years	6.00 years	6.08 years
Dividend	0%	0%	0%	0%

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

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant.

The Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Administration	$1,306	$880	$2,506	$1,792
Research and development	839	1,105	1,626	1,953
Commercial activities	347	426	653	780
Total	$2,492	$2,411	$4,785	$4,525

9     Net Loss Per Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the six months ended June 30, 2023 and 2022, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. In addition to the conversion feature on the 2029 Convertible Notes described above, which the Company reviewed and concluded would be anti-dilutive due to the facts surrounding the feature, the following potentially dilutive securities have also been excluded from the computation of diluted weighted average shares outstanding as of June 30, as they would be anti-dilutive:

	2023	2022
Share options	9,321,486	7,521,779

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

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these interim financial statements.

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate, etripamil, is a novel and potent calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, and a subsequent indication to treat atrial fibrillation with rapid ventricular rate, or AFib-RVR.

Etripamil - Pivotal Clinical Program in PSVT

PSVT is a rapid heart rate condition characterized by episodes of supraventricular tachycardia, or SVT, that start and stop without warning. Episodes of SVT are often experienced by patients with symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of PSVT as well as other cardiac conditions. Calcium channel blockers available in oral form are sometimes used prophylactically to attempt to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. The combination of convenient nasal-spray delivery and rapid-onset of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

On October 17, 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results from the RAPID trial were further presented shortly thereafter, on November 7, 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Meetings (Chicago, IL). These results were published in the Lancet on July 8, 2023.  RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or the matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint, with patients taking the etripamil regimen demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time-to-conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial supports the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

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

NODE-303 is a Phase 3, multi-center, open-label safety trial, evaluating primarily the safety of etripamil when self-administered without medical supervision over multiple, separate SVT episodes. After consultation with the regulatory authorities, it was concluded that the test dose procedure was an unnecessary step for the self-administration of etripamil and it was not included in the requirements of the NODE-303 safety study. The NODE-303 trial was initiated with an etripamil 70 mg single-dose regimen and the 70 mg optional repeat-dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol amendment. The trial was sized in order to add to the safety data from the remainder of the development program, including those data already obtained from the RAPID, NODE-301 and NODE-302 trials, in order to fulfill the safety and exposure dataset needed for NDA filing. The data from a subset of patients with AFib-RVR in the NODE-303 study were featured, on May 22, 2023, as during an oral session at the Heath Rhythm 2023 Annual Meeting in New Orleans, Louisiana. Following the results from the RAPID study, initially obtained in October 2022, and subsequent discussions with the FDA which included the assessment of the total exposures to etripamil in the development program to date, we believe we have the safety dataset needed for review of the NDA for PSVT and have closed the NODE-303 and RAPID extension studies and are preparing our New Drug Application, or NDA, package, which we plan to submit to the FDA in October of this year.

We are conducting patient access programs to provide further access to etripamil to patients who have participated in the clinical development registration trials to treat their future SVT episodes. These programs are tailored to meet the regulatory requirements in the territories in which the clinical sites are located.

The NODE-301 trial is a placebo-controlled Phase 3 safety and efficacy trial and the first trial ever conducted to treat attacks of PSVT in the at-home setting. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada. Although the study did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration in which patients wore a cardiac monitor, both prespecified and post hoc analyses at earlier time periods, namely at 30 minutes, showed significant treatment effects in favor of etripamil. For example, in a post hoc analysis of the NODE-301 data, 54% of etripamil patients vs. 35% of placebo patients converted within 30 minutes (HR 1.87, p=0.02). The safety and tolerability data from the NODE-301 trial support the potential self-administration use of etripamil, with the most common randomized treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, being related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (85%) to moderate (15%). There were no serious AEs related to etripamil. After reviewing the data from NODE-301 with the FDA in July 2020, the Agency concurred that an analysis period shorter than 5 hours would be appropriate to measure the efficacy of etripamil. The FDA indicated that two trials, the RAPID and NODE-301 trials could potentially fulfill the efficacy requirement for our planned NDA for etripamil in patients with PSVT, both using time to conversion to sinus rhythm over the first 30 minutes with a target p-value of less than 0.05 as the primary endpoint. These results from the Phase 3 NODE-301 Part 1 and RAPID studies were featured in a poster session on May 9, 2023, at the ISPOR Annual Meeting in Boston, M assachusetts.

AFIB RVR Phase 2 Trial

The Phase 2, double-blind, placebo-controlled study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation, or ReVeRA, for patients with Afib-RVR, is being conducted in Canada and the Netherlands in collaboration with the Montreal Heart Institute, the WCN trial network, and other research centers. The ReVeRA study has completed enrollment of 50 patients randomized 1:1 to receive either 70 mg of etripamil nasal spray or placebo to patients presenting with symptomatic AFib/RVR. The primary endpoint will assess reduction in ventricular rate, with key secondary endpoints including the time to achieve the maximum reduction in rate and the duration of the effect. The trial has been conducted in the emergency department setting under medical supervision. We have fully enrolled the ReVeRA study and plan to present top-line data in the fourth quarter of 2023.

The American Heart Association estimates a prevalence for AFib of seven million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12 million over the same time period. According to the Healthcare and Utilization Project, Afib resulted in 660,000 patient visits to the emergency department and 465,000 admissions to the hospital in 2016. From market research we estimate the target addressable market for etripamil in patients with Afib and rapid ventricular rate, or RVR, as approximately 30 to 40% of the diagnosed prevalent population, defined as patients experiencing at least one symptomatic episode of Afib-RVR requiring treatment per year.

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

Since inception, we have incurred significant operating losses. For the three months ended June 30, 2023 and 2022, we recorded net losses of $16.0 million and $16.6 million, respectively. For the six months ended June 30, 2023 and 2022, we recorded net losses of $31.0 million and $30.7 million, respectively. As of June 30, 2023, we had an accumulated deficit of $297.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $32.6 million of cash and cash equivalents and $55.0 million of short-term investments at June 30, 2023.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. We generated no revenue for the three months ended June 30, 2023 and 2022. Our revenue of $1.0 million for the six months ended  June 30, 2023 compared to no revenue for the six months ended June 30, 2022 is a result of a milestone achieved by Ji Xing due to the successful initiation of a Phase 1 Clinical Trial of the product for the treatment of PSVT.

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

Interest Expense

Interest expense primarily consists contractual debt interest expense and the amortization of debt costs.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations and changes:

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$—	$—	—	0.0%

Operating expenses
Research and development, net of tax credits	$8,622	$10,657	$(2,035)	(19.1)%
General and administrative	4,445	3,918	527	13.5%
Commercial	3,369	2,231	1,138	51.0%
Total operating expenses	16,436	16,806	(370)	(2.2)%
Loss from operations	(16,436)	(16,806)	370	(2.2)%
Interest income	1,213	158	1,055	667.7%
Interest expense	(820)	—	(820)	100.0%
Net loss	$(16,043)	$(16,648)	$605	(3.6)%

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$1,000	$—	$1,000	100.0%

Operating expenses
Research and development, net of tax credits	18,879	19,425	(546)	(2.8)%
General and administrative	8,334	7,561	773	10.2%
Commercial	5,725	3,867	1,858	48.1%
Total operating expenses	32,938	30,853	2,085	6.8%
Loss from operations	(31,938)	(30,853)	(1,085)	3.5%
Interest income	1,801	198	1,603	809.6%
Interest expense	(856)	—	(856)	100.0%
Net loss	(30,993)	(30,655)	(338)	1.1%

Revenue

We generated no revenue for the three months ended June 30, 2023 and 2022. We generated revenue of $1.0 million from a milestone achieved under the License Agreement for the six months ended June 30, 2023 compared to no revenue in the six months ended June 30, 2022.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Clinical	$5,268	$9,118	$(3,850)	(42.2)%	$13,369	$15,818	$(2,449)	(15.5)%
Drug manufacturing and formulation	2,158	1,123	1,035	92.2%	3,424	2,175	1,249	57.4%
Regulatory and other costs	1,265	543	722	133.0%	2,238	1,615	623	38.6%
Less: R&D tax credits	(69)	(127)	58	(45.7)%	(152)	(183)	31	(16.9)%
Total R&D expenses	$8,622	$10,657	$(2,035)	(19.1)%	$18,879	$19,425	$(546)	(2.8)%

Research and development expenses decreased by $2.0 million, or 19.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by a decrease in clinical development costs and clinical personnel-related costs as a result of phase 3 studies reaching completion. The decrease in clinical costs was offset by an increase in drug manufacturing consulting costs, drug manufacturing personnel costs and regulatory consulting costs.

Research and development expenses decreased by $0.5 million, or 2.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by a decrease in clinical development costs and clinical personnel-related costs as a result of phase 3 studies reaching completion. The decrease in clinical costs was offset by an increase in drug manufacturing consulting costs, drug manufacturing personnel costs and regulatory consulting costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses increased $0.5 million, or 13.5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The primary contributor was an increase in personnel-related costs and consulting fees for general and administrative expenses.

General and administrative expenses increased $0.8 million, or 10.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The primary contributor was an increase in personnel-related costs and consulting fees for general and administrative expenses.

Commercial

Commercial expenses increased by $1.1 million, or 51.0%, for the three months ended June 30, 2023, compared to the same period in 2022. This increase is a result of  additional personnel and professional costs required to expand capabilities and operations in anticipation of potential commercialization.

Commercial expenses increased by $1.9 million, or 48.1%, for the six months ended June 30, 2023, compared to the same period in 2022. This increase is a result of  additional personnel and professional costs required to expand capabilities and operations in anticipation of potential commercialization.

Starting approximately six months to one year before we file our new drug application, or NDA with the FDA, we anticipate our commercial expenses will increase modestly as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if approved.

Interest Income

Interest income was $1.2 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. Interest income was $1.8 million and $0.2 million for the six-month periods ended June 30, 2023 and 2022, respectively. The increase in interest income was due to higher interest rates earned on investments in 2023 when compared to 2022.

Interest Expense

Interest expense was $0.8 million for the three months ended June 30, 2023 compared to no interest expense for the three months ended June 30, 2022. Interest expense was $0.9 million for the six months ended June 30, 2023 compared to no interest expense for the six months ended June 30, 2022. The increase in interest expense was due to the issuance of the 2029 Convertible Notes in the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $87.6 million and an accumulated deficit of $297.3 million.

On March 27, 2023, we entered into a purchase and sale agreement, or the Royalty Purchase Agreement, and a note purchase agreement, or the Note Purchase Agreement, with RTW Investments, LP and certain of its affiliates, or collectively, RTW.

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

We expect that our current operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following U.S. Food and Drug Administration (FDA) approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments (the “royalty interest”) on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, in order for the Company to receive the $75 million dollars, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(24,468)	$(28,034)	3,566	(12.7)%
Investing activities	1,937	(23,059)	24,996	(108.4)%
Financing activities	47,486	189	47,297	25024.9%
Net increase (decrease) in cash and cash equivalents during the period	$24,955	$(50,904)	75,859

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $24.5 million, which consisted primarily of a net loss of $30.9 million. The net loss was partially offset by a net cash increase of $0.9 million related to the change in assets and liabilities, non-cash charges of $4.7 million related to share-based compensation and non-cash interest charges of $0.8 million related to debt.

Net cash used in operating activities during the six months ended June 30, 2022 was $28.0 million, which consisted of a net loss of $30.7 million and a net change of $2.0 million in our operating assets and liabilities offset by non-cash charges of $4.6 million related to share based compensation and depreciation expenses.

Investing Activities

In the six months ended June 30, 2023 we acquired $70 million of short-term investments and we redeemed $72 million in short-term investments.  In the six months ended June 30, 2022 we acquired $23.0 million of short-term investments.

Financing Activities

In the six months ended June 30, 2023, our financing activities provided cash proceeds of $47.5 million. These proceeds were primarily a result of the $50 million received from the issuance of convertible notes under the Note Purchase Agreement, partially offset by $2.8 million in debt costs. In the six months ended June 30, 2022, our financing activities provided a de minimis amount of proceeds from the exercise of share options.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

With the exception of the 2029 Convertible Notes outlined above, during the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 29, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of June 30, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $87.6 million as of June 30, 2023, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On June 30, 2023 our net monetary exposure denominated in Canadian dollars was $1.3 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1	Form of Exchange Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: August 10, 2023	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)