Form 10-Q
period 2023-09-30
Milestone Pharmaceuticals Inc.
filed 2023-11-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13th, 2023, the registrant had 33,483,111 common shares, no par value per share, outstanding.

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

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedarplus.com on March 29, 2023, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	September 30, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$9,879	$7,636
Short-term investments	65,867	56,949
Research and development tax credits receivable	569	331
Prepaid expenses	6,961	6,005
Other receivables	1,521	882
Total current assets	84,797	71,803
Operating lease assets	2,047	2,423
Property and equipment	272	257
Total assets	$87,116	$74,483

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$7,584	$5,644
Operating lease liabilities	530	495
Total current liabilities	8,114	6,139
Operating lease liabilities, net of current portion	1,583	1,996
Senior secured convertible notes	48,915	—
Total liabilities	58,612	8,135

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 33,481,787 shares issued and outstanding as of September 30, 2023, 34,286,002 shares issued and outstanding as of December 31, 2022	260,502	273,900
Pre-funded warrants - 9,577,257 issued and outstanding as of September 30, 2023 and 8,518,257 as of December 31, 2022	48,459	34,352
Additional paid-in capital	31,958	24,437
Accumulated deficit	(312,415)	(266,341)

Total shareholders’ equity	28,504	66,348

Total liabilities and shareholders’ equity	$87,116	$74,483

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$—	$1,500	$1,000	$1,500

Operating expenses
Research and development, net of tax credits	6,721	9,826	25,600	29,251
General and administrative	4,227	4,034	12,561	11,595
Commercial	4,412	2,670	10,137	6,537

Loss from operations	(15,360)	(15,030)	(47,298)	(45,883)

Interest income	1,120	474	2,921	672
Interest expense	(841)	—	(1,697)	—

Net loss and comprehensive loss	$(15,081)	$(14,556)	$(46,074)	$(45,211)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,973,160	42,491,787	42,920,620	42,339,123

Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(1.07)	$(1.07)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of June 30, 2022	30,005,884	$252,236	12,327,780	$52,941	$20,090	$(238,608)	$86,659
Transactions in three-month period ended September 30, 2022
Net loss	—	—	—	—	—	(14,556)	(14,556)
Exercise of stock options	20,989	57	—	—	(29)	—	28
Share-based compensation	—	—	—	—	2,380	—	2,380
Issuance of common shares, net of issuance costs	361,236	2,644	—	—	—	—	2,644
Balance as of September 30, 2022	30,388,109	$254,937	12,327,780	$52,941	$22,441	$(253,164)	$77,155

Balance as of June 30, 2023	33,363,971	$260,169	9,577,257	$48,459	$29,114	$(297,334)	$40,408
Transactions in three-month period ended September 30, 2023
Net loss	—	—	—	—	—	(15,081)	(15,081)
Exercise of stock options	18,798	68	—	—	(28)	—	40
Share-based compensation	—	—	—	—	2,872	—	2,872
Employee stock purchase plan purchases	99,018	265	—	—	—	—	265
Balance as of September 30, 2023	33,481,787	$260,502	9,577,257	$48,459	$31,958	$(312,415)	$28,504

Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(207,953)	$112,600
Transactions in nine-month period ended September 30, 2022
Net loss	—	—	—	—	—	(45,211)	(45,211)
Exercise of stock options	129,314	392	—	—	(175)	—	217
Share-based compensation	—	—	—	—	6,905	—	6,905
Issuance of common shares, net of issuance costs	361,236	2,644	—	—	—	—	2,644
Balance as of September 30, 2022	30,388,109	$254,937	12,327,780	$52,941	$22,441	$(253,164)	$77,155

Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions in nine-month period ended September 30, 2023
Net loss	—	—	—	—	—	(46,074)	(46,074)
Exercise of stock options	112,779	324	—	—	(136)	—	188
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	7,657	—	7,657
Cancellation of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	142,006	393	—	—	—	—	393
Balance as of September 30, 2023	33,481,787	$260,502	9,577,257	$48,459	$31,958	$(312,415)	$28,504

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Nine months ended September 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(46,074)	$(45,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	66	74
Amortization of debt costs	160	—
Accretion of investment discount	(79)	—
Non-cash interest expense related to debt	1,537	—
Share-based compensation expense	7,657	6,905
Changes in operating assets and liabilities:
Other receivables	(639)	(308)
Research and development tax credits receivable	(238)	161
Prepaid expenses	(956)	(759)
Operating lease assets and liabilities	(2)	47
Accounts payable and accrued liabilities	1,940	(516)

Net cash used in operating activities	(36,628)	(39,607)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(81)	(162)
Acquisition of short-term investments	(95,839)	(62,947)
Redemption of short-term investments	87,000	23,000

Net cash used in investing activities	(8,920)	(40,109)

Cash provided by financing activities
Proceeds from exercise of options	188	217
Proceeds from issuance of senior secured convertible debt	50,000	—
Issuance of common shares, net of issuance costs	—	2,644
Pre-funded warrant issuance costs	(8)	—
Proceeds from employee stock purchase plan	393	—
Payment of debt issuance costs	(2,782)	—

Cash provided by financing activities	47,791	2,861

Net increase (decrease) in cash and cash equivalents	2,243	(76,855)

Cash and cash equivalents – Beginning of period	7,636	114,141

Cash and cash equivalents – End of period	$9,879	$37,286

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “US GAAP”, and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with US GAAP have been omitted or condensed.  Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2022.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of September 30, 2023, and its statements of loss and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its statements of cash flows for the nine months ended September 30, 2023 and 2022.

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

●	Estimates of the percentage of work completed of the total work over the life of an individual clinical trial in accordance with agreements established with contracted research organizations, or “CRO”, contracted

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

manufacturing organizations, or “CMO”, and clinical trial sites which in turn impact the research & development expenses.
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

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation, international armed conflicts and overall fluctuations in the financial markets in the United States and abroad.

d) Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates to continue to incur losses for at least the next several years. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $75.7 million and an accumulated deficit of $312.4 million. Management has evaluated the Company’s operating plan against its existing cash and cash equivalents and determined that the Company expects to be able to support its operations for at least the next 12 months from the date of issuance of these unaudited interim consolidated financial statements.

3     Revenues

The Company recorded no revenue for the three months ended September 30, 2023 and $1.0 million in revenue during the nine months ended September 30, 2023. This revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Ji Xing for the treatment of paroxysmal supraventricular tachycardia, or “PSVT”, in the Territory. The Company recorded $1.5 million in revenue for the three and nine months ended September 30, 2022. This revenue was related to a milestone reached as a result of the first patient dosed in a Phase 3 Clinical Trial for the treatment of PSVT in the Territory. For details on the arrangement with Ji Xing, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2022, filed on Form 10-K.

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

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

In accounting for the issuance of the Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. As of September 30, 2023, the estimated fair value of the Convertible Notes was approximately $51.4 million.

The net carrying amount of the Convertible Note were as follows:

	September 30, 2023	December 31, 2022
Original principal	$50,000	$—
Paid in kind (PIK) interest	1,537	—
Unamortized debt discount	(566)	—
Unamortized debt issuance costs	(2,056)	—
Total	$48,915	$—

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$762	$—	$1,537	$—
Amortization of debt discount	16	—	34	—
Amortization of debt issuance costs	63	—	126	—
Total interest expense	$841	$—	$1,697	$—

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2023	December 31, 2022

Trade accounts payable	$1,855	$2,263
Accrued compensation and benefits payable	2,426	2,573
Accrued research and development liabilities	2,051	404
Other accrued liabilities	1,252	404
Total	$7,584	$5,644

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 33,481,787 shares were issued and outstanding as of September 30, 2023.

As of September 30, 2023, there were 1,463,936 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP”. The Company has issued 142,006 shares of common stock pursuant to the ESPP as of September 30, 2023.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Additional Paid-in Capital

The additional paid-in capital balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Opening balance	$29,114	$20,090	$24,437	$15,711
Share-based compensation expense	2,872	2,380	7,657	6,905
Exercise of stock options	(28)	(29)	(136)	(175)
Closing balance	$31,958	$22,441	$31,958	$22,441

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

On January 1, 2023 and on January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,371,440 and 1,195,902 common shares, respectively. Further, on July 5, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,000,000 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. As of September 30, 2023, 561,000 of previously issued options had been cancelled under the 2019 Plan and were available for future grants.  As of September 30, 2023, there were 8,182,946 common shares available for issuance under the 2019 Plan, of which 1,644,623 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan (the “Inducement Plan”) through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. As of September 30, 2023, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 497,000 shares were available for future grants.

On July 15, 2022, the Company offered an ESPP, in which participation is available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements. On January 1, 2023 the number of common shares reserved for issuance under the ESPP increased by 342,860 shares. As of September 30, 2023, the Company has 1,463,936 common shares available for issuance under the ESPP. As of September 30, 2023, the Company has issued 142,006 shares of common stock pursuant to the ESPP.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of September 30 were as follows:

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of year - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of year - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,867,400	—	—	1,867,400	3.62
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(105,779)	(105,779)	1.52
Forfeited - 2019 Plan	(87,861)	—	—	(87,861)	6.28
Expired - 2019 Plan	(58,617)	—	—	(58,617)	11.52
Expired - 2011 Plan	—	—	(343)	(343)	0.92
Cancelled - 2019 Plan	(561,000)	—	—	(561,000)	21.73
Outstanding at end of period	6,467,234	503,000	1,696,550	8,666,784	$5.13
Outstanding at end of period - Weighted average exercise price	$5.83	$6.41	$2.08
Exercisable at end of period	2,972,614	190,396	1,696,550	4,859,560	$5.25
Exercisable at end of period - Weighted average exercise price	$6.98	$6.42	$2.08

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,759,834	—	—	3,759,834	9.51
Granted - 2019 Plan	1,748,700	—	—	1,748,700	5.78
Granted - Inducement Plan	—	523,000		523,000	6.37
Exercised - 2019 Plan	(15,089)	—	—	(15,089)	3.92
Exercised - 2011 Plan	—	—	(114,225)	(114,225)	1.38
Forfeited - 2019 Plan	(17,950)	—	—	(17,950)	14.31
Forfeited - 2011 Plan	—	—	(19,387)	(19,387)	9.42
Expired - 2011 Plan	—	—	(1,121)	(1,121)	0.96
Outstanding at end of period	5,475,495	523,000	1,861,238	7,859,733	$6.70
Outstanding at end of period - Weighted average exercise price	$8.32	$6.37	$2.04
Exercisable at end of period	2,219,125	—	1,831,482	4,050,607	$6.28
Exercisable at end of period - Weighted average exercise price	$9.79	—	$2.01

The weighted average remaining contractual life was 7.5 and 7.8 years for outstanding options as of September 30, 2023 and 2022, respectively. The weighted average remaining contractual life was 6.4 and 6.7 years for vested options, as of September 30, 2023 and 2022, respectively.

There was $13.2 million and $18.6 million of total unrecognized compensation cost related to non-vested share options as of September 30, 2023 and 2022, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.4 years and 2.5 years as of September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023, there were 561,000 shares cancelled under the 2019 plan, which resulted in additional share-based compensation expense of $0.6 million.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of September 30 were as follows:

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of year - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of year - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,867,400	—	—	1,867,400	2.87
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(1,231,712)	—	—	(1,231,712)	6.09
Vested, outstanding Inducement Plan	—	(190,396)	—	(190,396)	4.85
Forfeited - 2019 Plan	(64,831)	—	—	(64,831)	4.08
Non-vested share options at end of period	3,494,620	312,604	—	3,807,224	$3.83
Non-vested share options at end of period - Weighted average fair value	$3.74	$4.84	$—

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,665,518	—	—	2,665,518	6.39
Granted - 2019 Plan	1,748,700	—	—	1,748,700	4.37
Granted - Inducement Plan	—	523,000	—	523,000	4.81
Vested, outstanding 2011 Plan	—	—	(170,883)	(170,883)	1.76
Forfeited - 2019 Plan	(8,731)	—	—	(8,731)	6.27
Vested, outstanding 2019 Plan	(1,149,117)	—	—	(1,149,117)	5.99
Non-vested share options at end of period	3,256,370	523,000	29,756	3,809,126	$5.34
Non-vested share options at end of period - Weighted average fair value	$5.45	$4.81	$2.44

The fair value of share-based payment transactions is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Exercise price	$3.14	$6.94	$3.62	$5.91
Share price	$3.14	$6.94	$3.62	$5.91
Volatility	98%	93%	98%	91%
Risk-free interest rate	4.09%	2.94%	3.92%	2.41%
Expected life	6.08 years	5.75 years	6.00 years	6.03 years
Dividend	0%	0%	0%	0%

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

The Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Administration	$1,546	$1,891	$4,051	$3,683
Research and development	900	349	2,526	2,302
Commercial activities	426	140	1,080	920
Total	$2,872	$2,380	$7,657	$6,905

9     Net Loss Per Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period.

For the three and nine months ended September 30, 2023 and 2022, the Company was in a net loss position. Dilutive net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and shares issuable upon exercise of pre-funded warrants outstanding during the period. In addition to the conversion feature on the 2029 Convertible Notes described above, which the Company reviewed and concluded would be anti-dilutive due to the facts surrounding the feature, the following potentially dilutive securities have also been excluded from the computation of diluted weighted average shares outstanding as of September 30, as they would be anti-dilutive:

	2023	2022
Share options	8,666,784	7,859,733

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate, etripamil, is a novel and potent calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or PSVT, and an indication to treat atrial fibrillation with rapid ventricular rate, or AFib-RVR.

On October 23, 2023, we submitted the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to sell and market etripamil for the treatment of paroxysmal supraventricular tachycardia, or PSVT. PSVT is a condition characterized by an abnormality in the electrical system of the heart causing patients to have unexpected, often severely symptomatic episodes of rapid heart rate.  Patients experiencing episodes of  supraventricular tachycardia, or SVT, often experience symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of PSVT as well as other cardiac conditions. Calcium channel blockers available in oral form are sometimes used prophylactically to attempt to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. We believe the combination of convenient nasal-spray delivery and rapid-onset of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

On October 17, 2022, we announced positive and statistically significant topline efficacy and safety data from our Phase 3 RAPID clinical trial evaluating etripamil in patients with PSVT. These results from the RAPID trial were presented on November 7, 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Sessions (Chicago, IL). These results were also published in the Lancet on July 8, 2023. RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 using a self-administered regimen consisting of a first dose of study drug, and a repeat dose 10 minutes later if symptoms persisted. Self-administration was prompted by a patient’s symptoms and performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint with etripamil demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted to sinus rhythm within thirty minutes compared to patients that took placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of patients taking etripamil converted to sinus rhythm compared to 60.7% of patients taking placebo (HR = 1.93; 95% CI 1.349, 2.752; p<0.001). Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the trial compared to patients that took placebo. The median time-to-conversion for patients in the RAPID trial who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients taking placebo. The safety and tolerability data from the RAPID trial supports the potential self-administration of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, and adverse events, or AEs, occurred within 24 hours of etripamil administration and were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). No serious adverse effects related to etripamil were reported.

The use of additional medical interventions and emergency department utilization were key secondary endpoints for both the RAPID and NODE-301 trials. In a pre-planned pooled analysis across both trials, patients who self-administered etripamil sought additional medical interventions 43% less frequently (15% vs. 25%; p=0.013) and had 39% fewer visits to the emergency department (14% vs. 22%; p=0.035) than patients in the placebo arm.

The NODE-301 trial was a placebo-controlled Phase 3 safety and efficacy trial. NODE-301 enrolled 431 patients across 65 sites in the United States and Canada. Although the trial did not meet its primary endpoint of time to conversion of SVT to sinus rhythm compared to placebo over the five-hour period following study drug administration in which patients wore a cardiac monitor, both prespecified and post hoc analyses at earlier time periods, namely at 30 minutes, showed significant treatment effects in favor of etripamil. For example, in a post hoc analysis of the NODE-301 data, 54% of patients taking etripamil vs. 35% of placebo patients converted to sinus rhythm within 30 minutes (HR 1.87, p=0.02). The safety and tolerability data from the NODE-301 trial support the potential self-administration of etripamil, with the most common RTEAEs and adverse events occurring within 24 hours of etripamil administration and relating to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (85%) to moderate (15%). No serious AEs related to etripamil were reported. After reviewing the data from NODE-301 with the FDA in July 2020, the FDA provided guidance that an analysis period shorter than five hours would be appropriate to measure the efficacy of etripamil. The FDA indicated that two trials, the RAPID and NODE-301 trials could potentially fulfill the efficacy requirement for an NDA for etripamil for the treatment of PSVT, both using time to conversion to sinus rhythm over the first 30 minutes with a target p-value of less than 0.05 as the primary endpoint. These results from the Phase 3 NODE-301 Part 1 and RAPID studies were featured in a poster session on May 9, 2023, at the ISPOR Annual Meeting in Boston, Massachusetts.

The NODE-303 trial was a Phase 3, multi-center, open-label safety trial, evaluating primarily the safety of etripamil when self-administered without medical supervision over multiple, separate SVT episodes. After consultation with FDA, we concluded that the test dose procedure was an unnecessary step for the self-administration of etripamil and it was not included in the requirements of the NODE-303 safety trial. The NODE-303 trial was initiated with an etripamil 70 mg single-dose regimen and the 70 mg optional repeat-dose regimen was introduced into the trial starting in the second half of 2021 following FDA acceptance of the protocol amendment. The trial was sized in order to provide safety data that we believed, when combined with data from remainder of the development program, would fulfill the safety and exposure dataset needed support an NDA filing. Following the results from the RAPID trial, initially obtained in October 2022, and subsequent discussions with the FDA which included the discussion of the total exposures to etripamil in the development program to date and guidance regarding the sufficiency of the safety dataset for submission of an NDA for PSVT, we closed the NODE-303 and RAPID extension studies, prepared our NDA package and submitted the package to the FDA on October 23, 2023.

AFib RVR Phase 2 Trial

On November 11, 2023, we announced positive Phase 2 data that show etripamil nasal spray resulted in rapid and statistically superior ventricular rate reduction and improved symptom-relief in patients with AFib-RVR compared to placebo. Safety and tolerability reported in the 56-patient safety population who received etripamil was generally consistent with that observed in our PSVT program discussed above.  We believe this data supports further development of self-administered etripamil for the treatment of AFib-RVR.

The randomized, placebo controlled Phase 2 ReVeRA trial enrolled 87 patients and dosed 56 patients aged 18 years and older with AFib who experienced a ventricular rate of 110 or more beats per minute (bpm) prior to receiving etripamil nasal spray. The trial was designed to assess the reduction in ventricular rate (primary endpoint), the time to achieve maximum reduction in ventricular rate, duration of effect, and patient satisfaction with treatment using the Treatment Satisfaction Questionnaire 9 (TSQM-9) patient reported outcome (PRO) tool (key secondary endpoints).

Data from ReVeRA trial showed that delivery of etripamil nasal spray significantly and rapidly reduced ventricular rate, consistent with the drug’s pharmacologic profile. Etripamil achieved the primary endpoint with high statistical significance with patients experiencing a ventricular rate reduction of 29.91 bpm (95% confidence interval: -40.31, -19.52; p<0.0001) in the etripamil arm compared to placebo. The maximum reduction in rate reported by a patient taking etripamil was 34.97 bpm. The median time to maximum reduction in ventricular rate was 13 minutes in patients taking etripamil.

ReVeRA Primary Endpoint – Maximum Reduction in Ventricular Rate from Baseline

Primary Endpoint: Maximum Reduction in VR from Baseline	Placebo NS, N=25[1]	Etripamil NS, 70 mg, N=24[1]
Mean (95% CI), bpm	-5.06 (-7.44, -2.67)	-34.97 (-45.13, -24.87)
Difference in means (95% CI), bpm	--	-29.91 (-40.31, -19.52)
p-value[2]	--	<0.0001

1 Efficacy population (all randomized patients receiving study drug remaining in atrial fibrillation with adequately diagnostic ECG recordings for at least 60 min post drug)

2 From ANCOVA; calculations adjust for variance in baseline

Bpm = beats per minute, CI = confidence interval, NS = nasal spray, VR = ventricular rate

A greater number of patients taking etripamil achieved a ventricular rate of less than 100 bpm (58.3%) than those taking placebo (4%). Furthermore, 67% of patients taking etripamil achieved ventricular rate reductions of more than 20% and 96% of patients receiving etripamil achieved more than 10% in ventricular rate reductions in the first 60 minutes compared to 0% and 20% in patients taking placebo, respectively. Using the TSQM-9, compared to placebo, patients treated with etripamil demonstrated significant improvements in two satisfaction ratings: effectiveness (p<0.0001) and relief of symptoms (p=0.0002).

Treatment-emergent serious adverse events, or TESAEs, were rare, with two occurring in one  patient in the etripamil arm (3.7%) and four occurring in two patients in the placebo arm (6.9%). The TESAEs in the etripamil arm (transient severe bradycardia and syncope, assessed as due to hyper-vagotonia occurred in a patient with a history of vagal events, and fully resolved by placing the patient supine and was without sequelae. The most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness.

An estimated five million Americans suffer from AFib, a common arrhythmia marked by an irregular, disruptive and often rapid heartbeat. The Centers for Disease Control projects the prevalence of AFib will grow to an estimated 10 million patients by 2030. A subset of AFib patients experience episodes of abnormally high heart rate most often accompanied by palpitations, shortness of breath, dizziness, and weakness. While these episodes, known as AFib-RVR, may be treated by oral calcium channel blockers and/or beta blockers, patients frequently seek acute care in the emergency department to resolve symptoms. In 2016, nearly 800,000 patients were admitted to the emergency department due to AFib symptoms where treatment includes medically supervised intravenous administration of calcium channel blockers or beta blockers, or electrical cardioversion.

Planned Clinical Development for AFib-RVR

In June 2023, we met with the FDA for a pre-IND meeting. In this meeting, we received guidance from the FDA on a potential development path for etripamil in AFib-RVR. The FDA agreed that to gain a labelled indication via supplemental NDA (sNDA), a Phase 3,  randomized, placebo controlled, double blind clinical trial using a dosing regimen with self-administration of etripamil in an at-home setting could be acceptable with the support of the already existing safety database from our PSVT trials. The primary endpoint can be the reduction of ventricular rate, and the primary analysis would be on the intent to treat (ITT) population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a patient-reported outcomes measure (PRO) and the application of a 7-point anchored scale was discussed with the FDA. Based on our discussion, we believe a 1-unit improvement in the target population (that is, those patients treating an ECG-confirmed episode of AFib-RVR) could satisfy the clinical benefit requirement.

In the first quarter of 2024, we plan to propose to the FDA a Phase 3 clinical study for AFib-RVR conducted in the at-home setting consisting of patients with a history of symptomatic episodes and using a repeat-dose regimen of 70mg per dose similar to what was studied in the RAPID trial in patients with PSVT. Our target population would be patients with verified AFib-RVR, and the ITT population would be all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint being considered is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil vs placebo, as was studied in the ReVeRA trial. Our key secondary endpoint would be based on a PRO acceptable to the FDA and the same or similar to ones we have used in our PSVT and AFib-RVR programs. We estimate that the study size would be approximately 150-200 unique patients treating an episode. This study may begin mid-2024 and have an approximate two-year duration to report top-line data.

Operations Overview

Since the initial commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently, preparing for commercialization. We operate our business using a significant outsourcing model. As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the three months ended September 30, 2023 and 2022, we recorded net losses of $15.1 million and $14.6 million, respectively. For the nine months ended September 30, 2023 and 2022, we recorded net losses of $46.1 million and $45.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $312.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $9.9 million of cash and cash equivalents and $65.9 million of short-term investments at September 30, 2023.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

●

continue our ongoing and planned development of etripamil, including our Phase 3 and potentially future Phase 4 clinical trials of etripamil for the treatment of PSVT and future Phase 3 clinical trials of etripamil for the treatment of AFib-RVR;

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

The Macroeconomic Climate

The recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future., the Russia-Ukraine war, unrest and/or further escalation in Israel and Gaza, recent banking instabilities and other US geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. We recorded no revenue for the three months ended September 30, 2023 and $1.0 million in revenue during the nine months ended September 30, 2023. This revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Ji Xing for the treatment of PSVT in the Territory. We recorded $1.5 million in revenue for the three and nine months ended September 30, 2022. This revenue was related to a milestone reached as a result of the first patient dosed in a Phase 3 Clinical Trial for the treatment of PSVT in the Territory.

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

We anticipate our commercial expenses will increase as we invest in the infrastructure, personnel, and operational expenses required to launch our first product in the United States, if the FDA approves the NDA.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Interest Expense

Interest expense primarily consists of contractual debt interest expense and the amortization of debt costs.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations and changes:

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$—	$1,500	(1,500)	0.0%

Operating expenses
Research and development, net of tax credits	$6,721	$9,826	$(3,105)	(31.6)%
General and administrative	4,227	4,034	193	4.8%
Commercial	4,412	2,670	1,742	65.2%
Total operating expenses	15,360	16,530	(1,170)	(7.1)%
Loss from operations	(15,360)	(15,030)	(330)	2.2%
Interest income	1,120	474	646	136.3%
Interest expense	(841)	—	(841)	100.0%
Net loss	$(15,081)	$(14,556)	$(525)	3.6%

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$1,000	$1,500	$(500)	100.0%

Operating expenses
Research and development, net of tax credits	25,600	29,251	(3,651)	(12.5)%
General and administrative	12,561	11,595	966	8.3%
Commercial	10,137	6,537	3,600	55.1%
Total operating expenses	48,298	47,383	915	1.9%
Loss from operations	(47,298)	(45,883)	(1,415)	3.1%
Interest income	2,921	672	2,249	334.7%
Interest expense	(1,697)	—	(1,697)	100.0%
Net loss	(46,074)	(45,211)	(863)	1.9%

Revenue

We recorded no revenue for the three months ended September 30, 2023 and $1.0 million in revenue during the nine months ended September 30, 2023. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China (the “Territory”), including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

We recorded $1.5 million in revenue for the three and nine months ended September 30, 2022. This revenue was related to a milestone reached as a result of the first patient dosed in a Phase 3 Clinical Trial for the treatment of PSVT in the Territory pursuant to the Ji Xing License Agreement.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Clinical	$3,157	$7,886	$(4,729)	(60.0)%	$16,526	$23,704	$(7,178)	(30.3)%
Drug manufacturing and formulation	2,111	1,389	722	52.0%	5,535	3,564	1,971	55.3%
Regulatory and other costs	1,539	688	851	123.7%	3,777	2,303	1,474	64.0%
Less: R&D tax credits	(86)	(137)	51	(37.2)%	(238)	(320)	82	(25.6)%
Total R&D expenses	$6,721	$9,826	$(3,105)	(31.6)%	$25,600	$29,251	$(3,651)	(12.5)%

Research and development expenses decreased by $3.1 million, or 31.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. The decrease in clinical costs was partially offset by an increase in drug manufacturing consulting costs, drug manufacturing personnel costs and regulatory consulting costs.

Research and development expenses decreased by $3.7 million, or 12.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to lower clinical expenses driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies.

The decrease in clinical costs was partially offset by an increase in drug manufacturing consulting costs, drug manufacturing personnel costs, regulatory personnel costs and regulatory consulting costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses remained consistent for the three months ended September 30, 2023 and the three months ended September 30, 2022.

General and administrative expenses increased by $1.0 million, or 8.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The primary contributor was an increase in personnel-related costs and consulting fees for general and administrative expenses.

Commercial

Commercial expenses increased by $1.7 million, or 65.2%, for the three months ended September 30, 2023, compared to the same period in 2022. This increase is a result of additional personnel and professional costs required to expand capabilities and operations in anticipation of potential commercialization.

Commercial expenses increased by $3.6 million, or 55.1%, for the nine months ended September 30, 2023, compared to the same period in 2022. This increase is a result of  additional personnel and professional costs required to expand capabilities and operations in anticipation of potential commercialization.

We anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if the FDA approves the NDA.

Interest Income

Interest income was $1.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Interest income was $2.9 million and $0.7 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The increase in interest income was due to higher interest rates earned on investments in 2023 when compared to 2022.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2023 compared to no interest expense for the three months ended September 30, 2022. Interest expense was $1.7 million for the nine months ended September 30, 2023 compared to no interest expense for the nine months ended September 30, 2022. The increase in interest expense was due to the issuance of the 2029 Convertible Notes in the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $75.7 million and an accumulated deficit of $312.4 million.

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

We expect that our operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-Q for the quarter ending September 30, 2023 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following U.S. Food and Drug Administration (FDA) approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest”, on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, in order for the Company to receive the $75 million dollars, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(36,628)	$(39,607)	2,979	(7.5)%
Investing activities	(8,920)	(40,109)	31,189	(77.8)%
Financing activities	47,791	2,861	44,930	1570.4%
Net increase (decrease) in cash and cash equivalents during the period	$2,243	$(76,855)	79,098

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $36.6 million, which consisted primarily of a net loss of $46.0 million. The net loss was partially offset by a net cash increase of $0.1 million related to the change in assets and liabilities, non-cash charges of $7.7 million related to share-based compensation and non-cash interest charges of $1.5 million related to the convertible note.

Net cash used in operating activities during the nine months ended September 30, 2022 was $39.6 million, which consisted of a net loss of $45.2 million and a net decrease of $1.4 million in our operating assets and liabilities due to increases in prepaid expenses and other receivables and a decrease in accounts payable offset by non cash charges of $7.0 million related to share based compensation and depreciation expenses.

Investing Activities

In the nine months ended September 30, 2023 we acquired $95.8 million of short-term investments and we redeemed $87.0 million in short-term investments.  In the nine months ended September 30, 2022 we acquired $63.0 million of short-term investments while we divested of $23.0 million.

Financing Activities

In the nine months ended September 30, 2023, our financing activities provided cash proceeds of $47.8 million. These proceeds were primarily a result of the $50 million received from the issuance of convertible notes under the Note Purchase Agreement, which was partially offset by $2.8 million in debt costs, and $0.6 million in cash proceeds from the exercise of share options and issuance of common shares under the employee stock purchase plan. In the nine months ended September 30, 2022, our financing activities provided a de minimis amount of proceeds from the exercise of share options. In August 2022, the Company issued and sold 361,236 common shares under the Sales Agreement for proceeds of $2.6 million (net of issuance costs of $0.1 million).

We have not entered into off-balance sheet arrangements.

Contractual Obligations

With the exception of the 2029 Convertible Notes outlined above, during the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 29, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of September 30, 2023, which have been prepared in accordance with United

States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $75.7 million as of September 30, 2023, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On September 30, 2023 our net monetary exposure denominated in Canadian dollars was $0.6 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Aside from the risk factor listed below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedarplus.com on March 29, 2023.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive order and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively, starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1	Form of Exchange Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).
10.1	First Amendment to Note Purchase Agreement, dated as of August 4, 2023.
10.2	Non-Employee Director Compensation Policy, as amended.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: November 13, 2023	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)