Form 10-K
period 2023-12-31
Milestone Pharmaceuticals Inc.
filed 2024-03-21
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common share for The Nasdaq Stock Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $95.9 million.

As of March 21st, 2024, the total number of shares outstanding of the registrant’s Common Shares was 53,149,778 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China, Hong Kong, Macau and Taiwan through our license agreement with Ji Xing Pharmaceuticals;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;
●	our intellectual property position and the duration of our patent rights;

●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry; and
●	the factors that may impact our financial results.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Economic uncertainty, including related to inflation, may adversely affect our results of operations.
●	We have only one product candidate, etripamil, for which we are currently pursuing clinical development. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.
●	We may not be successful in our efforts to expand our pipeline of product candidates beyond etripamil for paroxysmal supraventricular tachycardia.
●	The development of additional product candidates is risky and uncertain.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.
●	Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, and could be affected by future health epidemics.
●	We may encounter substantial delays or difficulties in our clinical trials.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell etripamil or any future product candidates, we may not be successful in commercializing etripamil or any future product candidates, if and when they are approved.
●	Even if etripamil or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	Even if we successfully obtain approval for etripamil, its success will be dependent on its use in accordance with labeled instructions for use.
●	If the market opportunities for etripamil and any future product candidates are smaller than we estimate, our business may suffer.
●	Coverage and adequate reimbursement may not be available for etripamil or any future product candidates, which could make it difficult for us to gain market acceptance.
●	Even if we obtain and maintain approval for etripamil or any future product candidates from the Food and Drug Administration, or FDA, we may never obtain approval of etripamil or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.
●	Even if we obtain regulatory approval for etripamil or any future product candidates, they will remain subject to ongoing regulatory oversight.
●	We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.
●	We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	Etripamil is intended to be used with a nasal spray device, which may result in additional regulatory and supply risks.

●	If we are unable to obtain and maintain patent protection for etripamil or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	The market price of our common shares has been and may continue to be volatile and fluctuate substantially, and you could lose all or part of your investment.
●	Our common shares are thinly traded and our shareholders may be unable to sell their shares quickly or at market price.
●	Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1.      BUSINESS

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate etripamil is a novel and potent calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific heart arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or  PSVT, and a subsequent indication to treat atrial fibrillation with rapid ventricular rate, or AFib-RVR.

PSVT is a condition that causes a patient’s heart to suddenly start beating faster than normal. It can be life-altering as PSVT is highly symptomatic, characterized by unpredictable attacks of a racing heart, often exceeding 150 beats per minute.  Symptoms of PSVT arise suddenly and may include palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting, and anxiety, causing many patients to interrupt their daily activities at the time of symptom-onset. The impact and morbidity from an episode of PSVT can be especially detrimental in patients with underlying cardiovascular or medical conditions, such as heart failure, obstructive coronary disease, or dehydration. The uncertainty of when such an attack of PSVT will strike or how long it will persist is often anxiety-provoking, reduces patients’ quality of life and prevents participation in many desired activities. Drugs approved for the treatment of PSVT attacks include adenosine, verapamil, and diltiazem, with all being administered intravenously under medical supervision, usually in the emergency department. Other oral drugs are sometimes used to treat attacks in a concept called “pill in the pocket.”  However, those drugs have never been proven effective or safe and are not approved for this use.  Doctors are frustrated by the lack of effective treatment options besides a prolonged, unpleasant, and costly trip to the emergency department or, for some patients, an invasive ablation procedure. PSVT is traumatic for patients, frustrating for healthcare providers, and costly for payors. With no pharmaceutical innovation in the treatment of PSVT for more than 30 years and a movement in the healthcare system to enable patient centered care, there is an opportunity to help patients living with PSVT to take greater control over their PSVT attacks.

Atrial Fibrillation, or AFib, is a common form of arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. A common complication of AFib is a rapid ventricular rate, or AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a rapid ventricular rate in patients with atrial fibrillation increases the likelihood of marked symptoms including heart palpitations, shortness of breath and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control.  Regardless of the chronic approach, when faced with a sudden episode of AFib-RVR, acute rate control is needed, and most treatments are oral AV-nodal targeted drugs such as a beta blocker or calcium channel blockers. However, these oral rate control drugs, when used acutely, do not adequately provide immediate or adequate ventricular rate control due to a 30- to 90-minute delayed onset of action, and, as a result, many patients need faster and more certain rate-reduction and symptom-resolution and so seek acute-medical care by going to the emergency department for treatment utilizing intravenous rate control and/or electrical cardioversion of their atrial fibrillation. Similar to PSVT, patients feel a loss of control by needing to visit the emergency department for overcoming their atrial fibrillation attack and the unpredictable nature of RVR episodes; doctors are frustrated by the lack of options for patients to self-manage these acute rate attacks; and payor organizations would prefer to treat the AFib-RVR attacks in a more cost effective and time-efficient manner.

Our objective is to develop and commercialize etripamil as a fast-acting, portable nasal spray treatment to be prescribed by a physician or appropriate health-care professional such that the patient with the indicated arrhythmia can carry etripamil with them for use wherever and whenever an attack of the arrhythmia occurs. If approved, we believe that etripamil will provide the patient with a portable treatment to stop an attack at-home and to reduce the reliance on the emergency department. We believe that this may help patients to live their lives with less concern over when their next PSVT attack will occur. For health care providers, etripamil could represent a new tool they can offer to their patients to better self-manage their PSVT attacks resulting in fewer calls to their office, a more efficient use of healthcare resources, and more empowered, satisfied patients.

Our recently completed and reported data from a Phase 2 clinical trial for assessing the safety and effectiveness of etripamil in AFib-RVR. Similar to our approach for PSVT, we believe that etripamil has the potential to help the patient experiencing a symptomatic episode of AFib-RVR to self-manage their condition by conveniently, reliably and quickly reducing their elevated heart rate wherever and whenever the episode occurs, thereby reducing the need for emergency department utilization that many patients currently seek. On November 11, 2023, we announced and publicly presented positive Phase 2 data reflecting that patients with AFib-RVR receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo. Safety and tolerability reported in the 56-patient safety population who received etripamil was generally consistent with that observed in our PSVT program discussed above. We believe these data support the further development of self-administered etripamil for the treatment of AFib-RVR and are in dialogue with FDA concerning Phase 3 development for this indication.

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 150,000 emergency department visits and hospital admissions and up to 80,000 ablations per year. From this diagnosed population, we define the target addressable market for etripamil as 40% to 60% of patients who experience frequent and longer, moderate to severe episodes each year. After being exposed to the data from the RAPID clinical study in market research, Cardiologists reported a willingness to prescribe etripamil to approximately 50% of the patients with PSVT in their care, which suggests 500,000 to 800,000 patients can potentially be treated with etripamil in the peak year. Additionally, we believe that these target patients will use etripamil to treat a median of five episodes per year based on the projected number of longer or more intense episodes (self-reported) experienced by the patient. This implies demand in the US for etripamil of 2.5 million to 4 million episodes treated in the peak year.

An estimated five million Americans suffer from AFib. The incidence of AFib is expected to grow to approximately 10 million by 2025 and up to about 12 million by 2030. A subset of patients with AFib experience episodes of abnormally high heart rate most often accompanied by palpitations, shortness of breath, dizziness, and weakness. While these episodes, known as AFib-RVR, may be treated by oral calcium channel blockers and/or beta blockers, patients frequently seek acute care in the emergency department to address symptoms. In 2016, nearly 800,000 patients were admitted to the emergency department due to AFib symptoms. Treatment for such symptoms typically includes medically supervised intravenous administration of calcium channel blockers or beta blockers, or electrical cardioversion. With little available data for AFib-RVR, we believe based on our initial market research that 30% to 40% of patients with AFib experience one or more symptomatic episodes of RVR per year that require treatment, suggesting a target addressable market of approximately three to four million patients in 2030 for etripamil in patients with AFib-RVR.

New Drug Application Status

In October 2023 we submitted a New Drug Application, or NDA, for marketing approval in the United States for etripamil for the treatment of PSVT. On December 26, 2023 we announced that we received a refuse-to-file, or RTF, letter from the FDA. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the time of data recorded for adverse events in our Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events, or AEs.

In February 2024, we held a Type A Meeting with the FDA to determine next steps for the filing for marketing approval. The FDA indicated that the timing of AEs in question had minimal impact on the overall characterization of the etripamil safety profile, based on the FDA’s review of the affected data which was mainly related to AEs associated with local drug administration site tolerability and, importantly, did not appear to affect the assessment of serious adverse events and/or AEs of special interest for a calcium channel blocker. To align with the FDA’s guidance in preliminary response to our questions presented to the FDA in our Type A Meeting request, we plan to restructure the data sets that capture timing of reported AEs, reformat certain data files to facilitate FDA’s analyses, and resubmit the NDA. Based on the guidance received during the Type A Meeting, we expect that this approach will address the RTF from the FDA. The FDA has not requested that we complete additional clinical efficacy or safety trials prior to resubmitting the NDA. We expect a standard NDA review period following resubmission of the NDA for etripamil for PSVT. The NDA resubmission is planned for the second quarter of 2024.

In connection with the revised timeline for NDA submission, we have undertaken certain cash conservation measures to reduce spend through program deferrals and team restructuring and expect that our existing cash resources will fund operations into 2026, including through the expected Prescription Drug User Fee Act date for the NDA resubmission. We expect the implementation of these cash conservation measures to be substantially completed in the first quarter of 2024. If FDA approval is granted, we expect to receive a $75 million payment under an existing royalty agreement, which is intended to fund the potential commercial launch of etripamil for PSVT.

Our Pipeline

The figure below sets forth the status and focus of etripamil:

PSVT Clinical Development Highlights

On October 17, 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results were further presented shortly thereafter, on November 7, 2022, as a Late-Breaking Clinical Trial Session at the American Heart Association Scientific Sessions 2022 (Chicago, IL) and subsequently published in The Lancet (June 2023). RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or a matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and was performed in the at-home setting without medical supervision.  The RAPID trial achieved its primary endpoint, with patients taking the etripamil regimen demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time to conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial continue to support the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, adverse events, or AEs, which occurred within 24 hours of etripamil administration, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

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

In March 2023, we completed NODE-303 a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision over multiple, separate SVT episodes. Data from the completed NODE-303 open-label safety and RAPID extension studies are included in the etripamil PSVT NDA submission to the FDA.

AFib-RVR Clinical Development Highlights

In mid-2023, we held a pre-IND meeting with FDA and received guidance indicating that we could follow a supplemental NDA, or sNDA, regulatory pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT. In the first quarter of 2024, we met with the FDA in a Type A meeting. In this meeting FDA reiterated its prior guidance regarding the availability of an sNDA pathway. FDA further concurred with respect to key study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. We anticipate progressing to an End of Phase 2 meeting in mid-2024 as an important step to finalize the registrational study protocol.

On November 11, 2023, we presented positive Phase 2 data from the ReVeRA study, as a Featured Science Presentation at the American Heart Association Scientific Meetings (Philadelphia, PA) and as simultaneously published in Circulation: Arrhythmia and Electrophysiology. The data reflected that patients with AFib-RVR receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo. In summary, the data demonstrated that etripamil NS was effective in patients with AF-RVR in substantially reducing VR (difference between etripamil vs. placebo in maximum reduction from baseline: -29.91 bpm; p < 0.0001). The median time to maximum reduction in VR was 13 min, and the duration of effect (reduction in VR from baseline) was at least 150 min. The median duration of maintaining a VR <100 bpm was 45.5 min in the first 60 min following drug in the etripamil arm. Etripamil treatment was associated with significant improvement in symptom relief and in treatment satisfaction as measured by the Treatment Satisfaction Questionnaire 9, or TSQM-9, patient-reported outcome instrument. Safety and tolerability reported in the 56-patient safety population who received etripamil was generally consistent with that observed in our PSVT program. The majority of common AEs were localized to the drug-administration site, and there was a low incidence of serious adverse events.

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

•

Maximize the value of our programs by maintaining flexibility to commercialize our product candidates independently or through collaborative partnerships. We currently have exclusive development and commercialization rights for etripamil for our initial indications of PSVT and AFib-RVR. We have commercialization plans and are establishing commercialization and marketing capabilities in order to  commercialize etripamil in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies.

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

ECG Tracing Graph – Heartbeat

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

Etripamil

We designed the molecule of etripamil and we are developing the drug, a novel, potent and rapid-onset calcium channel blocker, as a nasal spray to be administered by the patient to terminate episodes of transient cardiovascular conditions as they occur. Rapid pharmacological action is both appropriate and sufficient to resolve an episode of SVT. We  have completed Phase 3 development for PSVT. We are also developing etripamil to provide acute ventricular rate control for patients with symptomatic episodes of atrial fibrillation with rapid ventricular rate and are exploring other therapeutic applications in which a patient-administered, rapid-onset, non-dihydropyridine calcium channel blocking agent could provide patient benefit.

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

Our Clinical Development Program for the Treatment of Paroxysmal Supraventricular Tachycardia

Current treatments do not address the medical need for a rapidly acting, effective, safe and patient-administered treatment that can be taken outside of a hospital or acute care setting at the onset of an SVT episode to restore the heart back to sinus rhythm. We believe that etripamil will fill this unmet need. We completed a Phase 1 clinical trial (study MSP-2017-1096), which supported the selection of four doses of etripamil for Phase 2 development, followed by a Phase 2 clinical trial in adult patients to evaluate the effects of four doses in patients with PSVT. Both trials assessed nasally administered etripamil compared to placebo. Based on discussions with the FDA, we initiated a major Phase 3 clinical trial (NODE-301) in July, 2018 to assess the efficacy and safety of etripamil in the at-home setting and released topline data in March 2020. We have completed a second pivotal Phase 3 trial (RAPID) which demonstrated highly statistically significant efficacy to convert PSVT and favorable safety/tolerability of the drug. We have completed additional Phase 1 clinical trials, one that further characterized the PK and PD of intranasal etripamil in Japanese and non-Japanese healthy volunteers; a second that further characterized pharmacokinetics and safety of administering the drug in single- vs. repeated-dose approaches. We have also completed an open label Phase 3 safety trial (NODE-302), which provided further drug access to patients that had previously participated in the NODE-301 trial. The primary objective of the NODE-302 trial is to assess the safety of etripamil 70 mg in patients over multiple episodes. We completed a third Phase 1 clinical trial, assessing the impact of a repeat-dose regimen, in which patients take a second 70 mg dose of etripamil 10 minutes after a first dose of 70 mg, on the PK and safety of etripamil.  We have completed NODE-303, which is an open label Phase 3 study that has the objective of collecting further safety data.

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

Phase 1: (MSP-2017-1096)

Pharmacokinetic Profile of Etripamil Plasma Concentrations

Error bars indicate standard error of the mean

Prolongation of the PR interval as measured by ECGs, which reflects the impact of drug on AV-nodal conduction, was utilized as the pharmacodynamic, or PD, measure. A linear relationship was observed between the dose of etripamil and prolongation of the PR interval. The 60 mg, 105 mg, and 140 mg doses demonstrated a 10% or greater PR prolongation, which is shown in the figure below. This correlates with the reported slowing of conduction over the AV node that is necessary to convert an SVT episode to sinus rhythm. Such slowing of AV-nodal conduction, reflected by PR interval prolongation, has been observed clinically and through investigations with known intravenous AV-nodal targeted agents such as verapamil, adenosine, and tecadenoson.

Phase 1: (MSP-2017-1096) - Pharmacology

We completed a second Phase 1 trial, NODE-102, comparing the PK and PD of etripamil 35 mg, 70 mg, and 105 mg versus placebo in Japanese and non-Japanese healthy volunteers. Once we determined there was no difference in PK and PD of etripamil between Japanese and non-Japanese participants, we pooled the data from the overall populations into a single dataset. We believe this trial provides further justification for the selected 70 mg dose in our Phase 3 program broadly and may be used to support further clinical development of etripamil in Japan.

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
0
20
40
60
80
100
120
140
160
-10%
0%
10%
20%
0
10
20
30
40
50
60
70
80
90
100

The Phase 3 RAPID study incorporated a repeat-dose administration regimen of the study drug (70 mg of etripamil or placebo). Specifically, patients were instructed to administer a repeat administration of study drug if they did not experience relief from symptoms of PSVT within 10 minutes of the first administration of study drug. This tailored, staged drug regimen utilizes a repeat-dose similar to current PSVT treatment practices with intravenous drugs in the emergency department setting. Pharmacologic data supporting a repeat-dose approach were obtained from a Phase 1 study. A repeat dose regimen (two doses of 70 mg etripamil administered 10 minutes apart) was tested in study NODE-103. As shown in the figure below, this regimen resulted in greater systemic exposure to etripamil, as measured by an apparently increased second maximum concentration after the second administration, as well as an elevated total Area Under the Curve, compared to single-dose administration of 70 mg. Furthermore, from visual inspection of the data, the intended two-bolus PK plot can be observed.

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

Primary Endpoint: Conversion of Adjudicated PSVT to NSR 30 min

There were reduced rates of additional medical interventions and emergency-department visits following etripamil administration compared to placebo in the RAPID study, and these rates are consistent with those observed in NODE-301 part-1. Neither trial was sized to detect significantly different rates between treatment groups in need of additional acute care. Thus, a predefined analysis was performed on a dataset pooled between RAPID and NODE-301 part-1, confirming alignment between the studies’ findings, and showing reduced rates of additional medical interventions (25.4% under placebo versus 14.6% under etripamil [P=0.013]) and emergency-department visits (22.4% under placebo versus 13.6% under etripamil [P=0.035]). Risk-reductions observed in RAPID indicate that the number-needed-to-treat with etripamil to convert an episode of PSVT within 30 minutes of drug administration is 3.0 and to prevent an emergency visit for PSVT is 14.1, within the range for effectiveness of a treatment for a symptomatic condition.

The majority of adverse events were localized at the administration site and mild; there were no serious etripamil-related events. A blinded, independent examination of ECG data by expert adjudicators showed no instances of AV block or significant pauses during randomized drug administration or in the hours following that.

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

Phase 3: (MSP-2017-1138) NODE-301 Part 1 Efficacy – Time to Conversion over 5 Hours (Primary analysis) and Time to Conversion over 30 minutes (post hoc analysis, aligned with prespecified analyses at 30 minutes)

The study also demonstrated statistically significant improvements in patients taking etripamil compared to those taking placebo in the secondary endpoint of patient reported treatment satisfaction, as measured by a TSQM-9, including global satisfaction (p=0.0069) and effectiveness scores (p=0.0015). Additionally, there was a trend towards improvement in the percentage of patients seeking rescue medical intervention, including in the emergency department, with 15% and 27% etripamil and placebo patients, respectively, reporting such intervention (p=0.12).

Phase 3: (MSP-2017-1138) NODE-301 Key Secondary Efficacy Endpoints

Overall, etripamil was well tolerated when self-administered as a test dose during sinus rhythm or as a post-randomization dose during symptomatic PSVT. The most common (≥5%) adverse events occurring within 24 hours of a test dose or those occurring more frequently with etripamil within 24 hours of a randomized dose were nasal discomfort, nasal congestion, epistaxis, rhinorrhea, throat irritation, and increased lacrimation, all of which were related to the nasal route of administration. The incidence of all other adverse events, including those related to abnormal vital signs, laboratory results, and ECG findings, was balanced between the 2 groups. No serious adverse events were observed within 24 hours of taking the study drug.

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

We initiated NODE-302 in December 2018. The trial completed enrollment in 2020 and the study was presented at the Heart Rhythm Society Scientific Sessions as a late-breaking clinical trial in May 2022, and is in the process of being published. Overall, the safety and tolerability profile of etripamil 70 mg was favorable and generally consistent with what was observed in the NODE-301 study including for patients experiencing recurrent episodes.

NODE-303. NODE-303 is an open-label global safety trial enrolling patients who did not participate in NODE-301, NODE-302, or RAPID in order to collect safety data that, when combined with the safety data from the rest of the program, will form the safety dataset to be evaluated by the FDA and other regulatory agencies, forming the basis for marketing approval. We designed NODE-303 to evaluate the safety of etripamil when self-administered as prompted by symptoms and without medical supervision, and to evaluate the safety and efficacy of etripamil over multiple episodes of SVT. The NODE-303 trial is designed to closely reflect the expected utilization of etripamil in the post approval or ‘real-world’ setting and, for example, does not include an in-office safety test dose and includes a broad patient population including patients taking concomitant beta blockers and calcium channel blockers. In this study, patients had the opportunity to manage up to four episodes of SVT. NODE-303 was initiated in October 2019 utilizing the single 70 mg etripamil administration. In 2021, following FDA’s agreement, we initiated the change from the single 70 mg etripamil administration to the 70 mg repeat-dose treatment regimen. The FDA’s acceptance was based on initial safety data of the repeat-dose regimen experience gained in the RAPID study and the overall safety data from the etripamil clinical program.

Atrial Fibrillation

AFib is a common arrhythmia with an irregular and often rapid heart rate that can increase the risk of stroke, heart failure, and other heart-related complications. AFib can be, and often is, highly symptomatic. Symptoms include heart palpitations, shortness of breath, fatigue, and weakness, and underlying cardiac disorders can be worsened. Episodes of atrial fibrillation can come and go, or patients may have AFib that does not resolve. Although the heart arrhythmia in AFib itself usually is not life-threatening, it is a serious medical condition that sometimes requires emergency treatment. Additionally, AFib is associated with elevated risk of embolism and stroke and anticoagulant medications, also called blood thinners, are commonly prescribed to manage this risk. Uncertainty around symptom timing and episode length may impact a patient’s quality of life. During AFib, the heart’s two upper chambers, the atria, beat chaotically and irregularly—out of coordination with the two lower chambers, the ventricles, of the heart, as shown in the figure below.

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

Market Opportunity – Atrial Fibrillation with Rapid Ventricular Rate

The American Heart Association estimates that in 2016 approximately five million people suffered from AFib in the United States. This estimate is projected to increase over the next ten years; the AHA suggests a prevalence of 12 million by 2030, while the Centers for Disease Control (CDC) reports this prevalence as increasing to 12.1 million over the same time period, representing an approximately 6% annual growth rate. From market research with treating physicians, we estimate that approximately 40% of these patients have paroxysmal AFib, 30% have persistent AFib, and 30% have permanent AFib. Acute episodes of symptomatic AFib are often treated with the approaches described above. However, due to the concerning nature of AFib symptoms, patients often present to the emergency department. In the ED, patients are treated with IV calcium channel blockers or beta-blockers to quickly reduce heart rate and/or anti-arrhythmic or electrical cardioversion before transitioning a patient back to oral therapy. According to the Healthcare and Utilization Project, 660,000 patient visits to the emergency department in 2016 were attributed to AFib (ICD-10 diagnosis codes I48.0, I48.1, I48.2, I48.91). Additionally, approximately 465,000 patients were admitted to the hospital with AFib (same ICD-10 codes). Our qualitative and quantitative market research indicates that the target addressable market for etripamil in patients with AFib-RVR is approximately 30-40% of the diagnosed population of patients with atrial fibrillation. We derive this percentage estimate from 2021 market research studies conducted by us that involved qualitative interviews and quantitative surveys that included a total of 275 electrophysiologists, general cardiologists, and interventional cardiologists. The physicians in the two studies were asked to estimate the share of patients experiencing ≥1 symptomatic episode of AFib-RVR requiring treatment per year. In response, physicians in the quantitative survey reported approximately 40% of paroxysmal patients, 40% of persistent patients, and 30% of permanent patients met this classification. This research suggests the share of patients experiencing ≥1 symptomatic episode of AFib requiring treatment may constitute 30-40% of the prevalent AFib  population on a weighted average basis.

We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate at home to provide a supplemental option to the acute oral rate or rhythm control strategy their physician would use. When presented with a target product profile reflecting this potential use case, approximately two thirds of the physicians in the 2021 market research study perceived utility in the product profile, which could serve as a “bridge” to the onset of acute oral agents. According to physicians, it can take hours for patients to feel an alleviation of symptoms using acute oral rate and rhythm control. During this time, patients may experience concerning symptoms that often prompt them to seek emergency care. We believe that the combination of convenient delivery, potency, rapid onset and short duration of action of etripamil has the potential to move the current treatment setting for some acute episodes of AFib out of the burdensome and costly emergency department.

Current AFib  management consumes significant healthcare resources in the United States. The American Heart Association published a report in 2016 summarizing the current and projected cost burden of cardiovascular diseases in the United States. This report suggests atrial fibrillation resulted in $25 billion in direct medical costs in 2016 (approximately 7% of all cardiovascular diseases) and another $7 billion in indirect costs (i.e., $32 billion in total costs). Additionally, the forecasted growth in atrial fibrillation prevalence is anticipated to result in healthcare expenditures of $46 billion in direct costs and $10 billion in indirect costs in the United States by 2030.

Clinical Development Plan for Atrial Fibrillation with Rapid Ventricular Rate

The Phase 2, double-blind, placebo-controlled, study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA), in patients with AFib-RVR, was conducted in Canada and the Netherlands in collaboration with the Montreal Heart Institute, the WCN network, and other research centers. We began enrollment in ReVeRA in the first quarter of 2021 to evaluate the potential effectiveness of etripamil to reduce ventricular rate in patients with atrial fibrillation and rapid ventricular rate. The randomized, placebo-controlled Phase 2 ReVeRA trial enrolled 87 patients aged 18 years and older with symptomatic AFib, and dosed 56 patients with blinded study drug. Patients exhibited a ventricular rate of 110 or more beats per minute (bpm) prior to receiving study drug (etripamil nasal spray or placebo NS). The trial was designed to assess the reduction in ventricular rate (primary endpoint), the time to achieve maximum reduction in ventricular rate, duration of effect, and patient satisfaction with treatment using TSQM-9 patient reported outcome, or PRO, tool (key secondary endpoints).

Data from ReVeRA trial showed that delivery of etripamil nasal spray significantly and rapidly reduced ventricular rate, with a time course consistent with the drug’s pharmacologic profile.

Etripamil achieved the primary endpoint with high statistical significance with patients experiencing a ventricular rate reduction of 29.91 bpm (95% confidence interval: -40.31, -19.52; p<0.0001) in the etripamil arm compared to placebo. The maximum reduction in rate reported by a patient taking etripamil was 34.97 bpm. The median time to maximum reduction in VR was 13 minutes in patients taking etripamil, and the duration of effect (reduction in VR from baseline) was at least 150 min. The median duration of maintaining a VR <100 bpm was 45.5 min in the first 60 min following drug in the etripamil arm.

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

Bpm = beats per minute, CI = confidence interval, NS = nasal spray, VR = ventricular rate

--------------------------------

A greater number of patients taking etripamil achieved a ventricular rate of less than 100 bpm (58.3%) than those taking placebo (4%). Furthermore, 67% of patients taking etripamil achieved ventricular rate reductions of more than 20% and 96% of patients receiving etripamil achieved more than 10% in ventricular rate reductions in the first 60 minutes compared to 0% and 20% in patients taking placebo, respectively. Etripamil treatment was associated with significant improvement in symptom relief and in treatment satisfaction as measured by the TSQM-9 patient-reported outcome instrument.

Using the TSQM-9, compared to placebo, patients treated with etripamil demonstrated significant improvements in satisfaction ratings in the effectiveness domain (p<0.0001). As well, patient reported outcomes on the Relief of Symptoms Question from the Effectiveness Domain showed statistically significant greater scores (greater satisfaction) with a p = 0.0002 for patients treated with etripamil compared to those treated with placebo, and with a treatment effect (delta) of 1.55 units.

In ReVeRA, safety and tolerability reported in the 56-patient safety population who received etripamil was generally consistent with that observed in our PSVT program. Treatment-emergent serious adverse events, or TESAEs, were rare, with two occurring in one patient in the etripamil arm (3.7%) and four occurring in two patients in the placebo arm (6.9%). The TESAEs in the etripamil arm (transient severe bradycardia and syncope, assessed as due to hyper-vagotonia occurred in a patient with a history of vagal events, and fully resolved by placing the patient supine and was without sequelae. The majority of common AEs were localized to the drug-administration site, and there was a low incidence of serious adverse events. The most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness.

In mid-2023, we held a pre-IND meeting with FDA and received guidance indicating a potential development path for etripamil in AFib-RVR. The FDA agreed that to gain a labelled indication via supplemental NDA, or sNDA, a Phase 3, randomized, placebo controlled, double blind clinical trial using a dosing regimen with self-administration of etripamil in an at-home setting could be acceptable with the support of the already existing safety database from our PSVT trials. The primary endpoint can be the reduction of ventricular rate, and the primary analysis would be on the intent to treat, or ITT, population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a PRO measure and the application of a 7-point anchored scale was discussed with the FDA. In the first quarter of 2024, we met with the FDA in a Type A meeting. In this meeting we confirmed prior FDA guidance on a single-study sNDA pathway. FDA further concurred with respect to key study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. We anticipate progressing to an End of Phase 2 meeting in mid-2024 as an important step to finalize the registrational study protocol.

Etripamil in Other Therapeutic Applications

Our goal in expanding our pipeline around etripamil is to apply the same paradigm-changing aspiration that we have for supraventricular tachycardias like PSVT and AFib-RVR to other cardiac and potentially non-cardiac conditions where we believe that a rapid-onset dihydropyridine L-type calcium channel blocker could potentially deliver significant clinical and quality of life benefits for patients. We believe that the insights that led to the development of etripamil for the treatment of PSVT are relevant in other indications where AV-nodal blocking agents with blood vessel widening activity have demonstrated clinical utility. Both calcium channel blockers and beta blockers are commonly used to manage supraventricular tachycardias like PSVT or AFib-RVR, and other conditions.

Sales and Marketing

Given our stage of development, we have commercialization plans but have not yet established a commercial organization or distribution capabilities. If etripamil receives marketing approval, we plan to commercialize it in the United States leveraging industry trends regarding staged deployment of resources, digital/omnichannel investments, and a focused, specialty sales force that could consist of our own employees, outsourced sales professionals, or a hybrid model using both internal and external resources. We believe that this commercial organization at the launch of etripamil will consist of a field force of <100 individuals calling on primarily clinical cardiologists who treat large populations of patients with PSVT, supported by strategic investments in digital and targeted non-personal promotion. As we establish reimbursement for etripamil with commercial and Medicare payors, we anticipate that this investment in omnichannel promotion will grow, targeting both prescribers and patients. Aligned to this expansion, our field force could grow to 150 to 200 field sales representatives calling on top-prescribing clinical cardiologists, interventional cardiologists, electrophysiologists, and high-volume primary care physicians who have a history of prescribing cardiovascular therapies. We believe an organization of this size would allow us to reach prescribers that collectively care for a substantial portion of patients diagnosed with PSVT in the United States. Given the importance of increasing awareness and educating patients with PSVT, we also anticipate deploying focused direct-to-patient marketing campaigns for etripamil. We anticipate that our sales force could also support the commercialization of additional product candidates treating cardiovascular diseases. We would expect to conduct the initial buildout of our commercial organization following NDA submission for etripamil. At this time, we may pursue and believe that we can maximize the value of etripamil by retaining commercialization rights in the United States and entering into collaboration agreements for certain territories outside the United States, including the European Union.

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

Competition

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of etripamil or any other product candidate for which we may receive marketing approval, include differentiation of any competitor’s product regarding efficacy, safety, tolerability, dosing convenience, price, coverage and reimbursement. A number of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals and commercializing those product candidates in the

United States and in foreign countries. It is also possible that a competitor may develop a cure or more effective treatment method for the diseases we are targeting, which could render our current or future product candidates non-competitive or obsolete, or reduce the demand for our product candidates before we can recover our development and commercialization expenses.

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

For atrial fibrillation, there are a number of marketed generic antiarrhythmic drugs that are used for chronic and/or acute rate control, such as metoprolol, propranolol, esmolol, pindolol, atenolol, nadolol, verapamil and diltiazem. We are aware of several drugs or new formulations of existing drugs under development or recently under development for atrial fibrillation, including InRhythm (flecainide), a sodium channel blocker in Phase 3 from InCarda Therapeutics, Inc., and an IV and potentially oral small-molecule SK channel inhibitor being developed by Acesion Pharma for acute conversion and chronic maintenance of sinus rhythm, respectively, in patients with AFib. Acesion’s lead asset, AAP30663, is the IV-formulated short acting AFib conversion therapy for hospital use that has successfully completed a Phase 2 trial.

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

As of December 31, 2023, our patent portfolio as it pertains to etripamil included:

•      a patent family containing six U.S. patents, projected to expire in 2028, a pending U.S. patent application, which, if granted, is projected to expire in 2028, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, New Zealand and South Korea, directed to etripamil, pharmaceutical compositions including etripamil, and uses of etripamil such as to treat cardiac arrhythmias, including PSVT and atrial fibrillation; and

•      a patent family containing one U.S. patent, projected to expire in 2036, a pending U.S. patent application, which, if granted, is projected to expire in 2036, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Russia, South Africa, and Ukraine and corresponding patent applications in China, Europe, Hong Kong, India, New Zealand, South Africa, and South Korea, directed to formulations including etripamil, methods of making such formulations, and uses of such formulations to treat cardiac arrhythmias, such as PSVT and atrial fibrillation.

•      a patent family containing pending applications in the United States, Canada, and Europe, which, if granted, is projected to expire in 2041, directed to uses of formulations including etripamil to treat cardiac arrhythmias, such as PSVT and atrial fibrillation, or migraines.

The terms of individual patents may vary based on the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date in the absence, for example, of a terminal disclaimer shortening the term of the patent or patent term adjustment increasing the term of the patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review periods. The restoration period cannot be longer than five years and the total term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve an NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA.  Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.   It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, will continue until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP,  proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

As of December 31, 2023, we had 47 full-time employees, 11 of whom were primarily engaged in research and development activities. Five of these employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

In the first quarter of 2024, we underwent a reduction in force resulting in 27 full-time employees remaining with the Company.

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

Available Information

We maintain an internet website at www.milestonepharma.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

Since inception in 2003, we have incurred significant operating losses. Our net loss was $60.0 million and $58.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $326.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-K for the year ending December 31, 2023 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase if, and as, we:

•	continue our ongoing and planned development of etripamil, including our clinical trials of etripamil for the treatment of PSVT and AFib-RVR;
•	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
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

For example, we received a refusal to file letter from the FDA for the NDA for self-administered etripamil nasal spray for the treatment of PSVT in December 2023. Upon preliminary review, the FDA determined that the NDA, submitted in October 2023, was not sufficiently complete to permit substantive review. In the refusal to file letter the FDA requested information about the time of data recorded for adverse events in our Phase 3 clinical trials. We held a Type A Meeting with FDA in February 2024. To align with FDA’s guidance in preliminary response to our questions presented to the FDA in our Type A Meeting request, we will need to restructure the data sets that capture timing of reported AEs, reformat certain data files to facilitate FDA’s analyses, and resubmit the NDA. We plan to resubmit the NDA for self-administered etripamil nasal spray for the treatment of PSVT in the second quarter of 2024. There is no guarantee that we will be able to resubmit the NDA on the expected timeline or that the FDA will accept the NDA for review following resubmission and, even if it does, there is no guarantee that the FDA will approve our NDA or, if approved, that we will ever generate sufficient revenue to achieve profitability.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-K for the year ended December 31, 2023 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•	the timing, progress of NDA filing and results of our ongoing and planned clinical trials of etripamil in PSVT, AFib-RVR and in other indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors who we rely on to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, our NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

Economic uncertainty, including related to inflation, may adversely affect our results of operations.

Our results of operations may be materially affected by global economic conditions, including inflation, which has recently increased at the fastest pace in nearly 40 years, sustained uncertainty regarding future economic conditions, prolonged tightening of credit markets and changes in tax rates. In recent years, the U.S. and other significant economic markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. While such uncertainty persists, investor concerns over inflation, market volatility, geopolitical tensions (such as Russia’s incursion into Ukraine or the Israel-Hamas war) and public health crises (such as the COVID-19 pandemic) may cause deteriorating market conditions with adverse effects on our business, financial condition and operating results.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2023, we had Canadian federal and provincial non-capital loss carry forwards of $206.5 million and $203.0 million, respectively, which expire beginning in 2026 through 2042. In addition, we also have scientific research and experimental development expenditures of $26.5 million and $31.8 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our subsidiary’s ability to use its U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2023, we had U.S. federal net operating loss carryforwards, or NOLs, of $54.0 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly owned subsidiary. Under current U.S. federal tax law, NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre change NOL carryforwards and other pre change tax attributes (such as research tax credits) to offset its post change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Prior to obtaining approval to commercialize etripamil and any other drug product candidate in the United States or elsewhere, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies, including human factor studies, or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. For example, the FDA has requested additional nonclinical study data and reformatted and restructured clinical data in connection with our NDA for self-administered etripamil nasal spray for the treatment of PSVT and may request that we complete additional nonclinical studies, including human factor studies, or clinical trials upon review of our resubmitted NDA for self-administered etripamil nasal spray for the treatment of PSVT. In addition, the FDA typically refers applications for novel drugs, like etripamil and potentially any future product candidates, to an advisory committee composed of outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

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

On October 23, 2023, we submitted an NDA to FDA for etripamil for the treatment of PSVT. On December 26, 2023, we announced that we received an RTF letter from the FDA. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the data recorded for the time of adverse events in Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events. Although we have held a Type A Meeting with the FDA to determine next steps for the filing for marketing approval and FDA indicated that the AE hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile, our revisions of the database to align with FDA requests may not be satisfactory and we cannot provide any assurance that our NDA resubmission will be accepted for filing or, even if filed, will be approved by the FDA.

Even if we eventually complete clinical testing and receive approval of an NDA, or foreign marketing application for etripamil and any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

We intend to build a pipeline of product candidates beyond etripamil for PSVT and progress these product candidates through clinical development. For example, on November 11, 2023, we announced positive Phase 2 clinical trial data on etripamil for the treatment of AFib-RVR and we intend to conduct Phase 3 development for this indication. We may not be able to successfully expand the scope of cardiovascular indications for etripamil beyond PSVT, or leverage our expertise and experience with etripamil in PSVT to other product candidates. We may not be able to in-license, acquire or develop future product candidates that are safe and effective. Even if we are successful in continuing to expand etripamil to other indications and further build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. If we do not successfully execute on our strategy of expanding our product pipeline, it could significantly harm our financial position and adversely affect the trading price of our common shares.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which episodes of supraventricular tachycardia, or SVT, were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials were conducted in an at-home setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of SVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA approved single spray devices. In our Phase 3 clinical trials, patients self-administered two to four sprays of study drug from an FDA approved device that is capable of delivering two separate sprays. While our RAPID Phase 3 trial did meet its primary endpoint, our NODE-301 clinical trial did not meet its primary endpoint. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	interruptions resulting from public health emergencies, or other geopolitical tensions, such as Russia’s incursion into Ukraine or the Israel-Hamas war; or
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with PSVT, AFib-RVR or any other indications that we may pursue for etripamil or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of etripamil and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. In our Phase 3 clinical trials, we are attempting to enroll elderly patients and patients taking concomitant medications that impact the heart, such as other calcium channel blockers and beta blockers. We are doing this in order to obtain efficacy and safety data on patients representing the subset of our intended population that is most vulnerable to safety concerns with the use of etripamil. Such patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of etripamil. Patient enrollment may also be affected by public health crises, such as patients experiencing difficulty accessing clinical trial sites and complying with clinical trial protocols.

In our Phase 2 clinical trial of etripamil for the treatment of PSVT, only 104 of 199 enrolled patients completed the trials, with 70 patients unable to induce or sustain episodes of SVT during the trial period. The first Phase 3 trial of PSVT for etripamil enrolled over 400 diagnosed patients with PSVT meeting inclusion and exclusion criteria in order to achieve the required treatment of 150 confirmed PSVT episodes.  PSVT is episodic and unpredictable, and all of our Phase 3 trial designs depended on patients experiencing and recognizing an episode of SVT, self-administering etripamil and monitoring their cardiac activity using a monitoring device. We cannot control the timing of these episodes or guarantee that patients will correctly recognize the episode, self-administer etripamil and use the cardiac monitor as directed. There is limited, if any, meaningful precedent from which to inform our trial design and make assumptions about patient enrollment and compliance. Accordingly, our Phase 3 trial design is subject to significantly more risks than if there were numerous studies upon which we could model our protocols.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of etripamil and any future product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, we reported a failed primary endpoint from our NODE-301 trial in March 2020. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop etripamil or any future product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Similarly, our formulation of etripamil is designed to be self-administered as a nasal spray. While we expect enrolled patients to adhere to the protocol, our ability to ensure patient compliance is limited.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. For example, in our Phase 2 clinical trial for PSVT, three serious adverse events, or SAEs, were considered possibly related to etripamil, including an episode of second-degree AV block that subsequently and spontaneously resolved. Calcium channel blockers have known side effects, such as slowing AV conduction, slowing the heart rate below normal levels and hypotension, or low blood pressure. While we designed etripamil to have a short pharmacodynamic effect to lower these risks, if etripamil is not quickly metabolized as designed, these known side effects may become more pronounced in patients who use etripamil.

In addition, it is possible that as we test etripamil or any future product candidates in larger, longer and more extensive clinical trials, or as use of etripamil or any future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that etripamil or any future product candidates have side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “topline” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common shares to fluctuate significantly.

As an organization, we have completed pivotal clinical trials, but we have never successfully submitted an NDA. We may be unable to do so for any product candidates we may develop.

After completing pivotal clinical trials, we will need to obtain the approval of the FDA and other regulatory agencies to market etripamil or any of our other product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have completed two Phase 3 clinical trials, we have other trials ongoing, and we have limited experience in preparing, submitting and prosecuting regulatory filings. Due to our limited experience with completing later stage trials, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of etripamil for the treatment of PSVT. Our NDA for etripamil for PSVT received a refuse to file letter from FDA in December 2023 and despite guidance from FDA concerning requirements for resubmission, our resubmission of the NDA may similarly be subject to a refusal to file or even if accepted for filing by FDA, may result in a Complete Response Letter rather than approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in commercializing etripamil for the treatment of PSVT or AFIB-RVR.

Even if we resubmit the NDA for etripamil for PSVT, the FDA may refuse to accept it for review or issue a complete response letter rather than approval for commercial marketing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in commercializing etripamil for the treatment of PSVT or AFIB-RVR.

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
•

business interruptions resulting from pandemics and public health crisis (such as the COVID-19 pandemic), geopolitical actions, including war (such as the Russia-Ukraine and Israel-Hamas wars) and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities will continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for our drug products, the commercial success of our drug products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

HIPAA, as amended by HITECH, also imposes among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security, transmission and breach reporting of individually identifiable health information.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although they may be the Medicare drug price negotiation program is currently subject to legal challenges.  It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.  In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.  We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of etripamil and any future product candidates. The facilities used by our contract manufacturers to manufacture etripamil and any future product candidates must be approved by the FDA pursuant to inspections that will be conducted after we resubmit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs for manufacture of active drug substances, nasal spray device, and finished product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. We intend to use multiple contract manufacturers for clinical and commercial supply of our drug product and drug substance. As such, we will need to demonstrate to the FDA that the drug product and drug substance from these contract manufacturers are comparable, which may include conducting additional equivalence studies. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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
•

operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including public health emergencies, natural disasters, such as earthquakes, fires or floods, the bankruptcy of the manufacturer or supplier, carrier disruptions or increased costs that are beyond our control, and global macro uncertainty related to Russia’s incursion into Ukraine or Israel-Hamas war.

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

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Any failure by third parties to prevent unauthorized access, use or disclosure of data, including personal data regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data.

Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	experience business disruptions from public health emergencies; or
•	undergo changes in priorities or become financially distressed.

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

Etripamil is administered through a nasal-spray device that we obtain from a single source supplier, and that supplier is relying on multiple component suppliers, some of whom are single source suppliers. There are a limited number of device suppliers that address our particular design requirements. While we intend to explore alternative nasal spray devices for the delivery of etripamil that are produced by other suppliers to have backup sources for future commercial needs, we may not identify other nasal device suppliers that meet our requirements, and such alternative devices may not be as effective at the delivery of etripamil as our current supplier’s device. We do not currently have a formal supply agreement with our current sole nasal spray device supplier, and obtain such devices as needed. Even if we reach an agreement for commercial supply, if we do not have additional nasal spray device suppliers, our sole supplier may be unable to meet our demands. Unpredictability of supply could have a material adverse effect on our commercialization plans for etripamil, if approved, and could have a material adverse effect on our business and financial condition.

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

Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Even if our patent applications are issued as patents, they may not be issued in a form that will provide us with any meaningful protection against competing products or processes sufficient to achieve our business objectives, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable.

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

Our commercial success depends, in part, upon our ability and the ability of future collaborators, if any, to develop, manufacture, market and sell etripamil and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to etripamil and any future product candidates and technology, including interference proceedings, post grant review and inter parties review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing etripamil or any future product candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects. See the section herein titled “Legal Proceedings” for additional information.

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

Many of our employees, consultants and advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Because we rely on third parties to develop and manufacture etripamil and any future product candidates, or if we collaborate with third parties for the development or commercialization of etripamil or any future product candidates, we must, at times, share proprietary information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such information becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how, a competitor’s discovery of our know-how or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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

We are highly dependent on our President and Chief Executive Officer, Joseph Oliveto, our Chief Medical Officer, David Bharucha, our Chief Commercial Officer, Lorenz Muller and our Chief Financial Officer, Amit Hasija. Each of these officers may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees other than on our President and Chief Executive Officer, Joseph Oliveto.

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

We may expand our organization in the future, and we may experience difficulties in managing this growth, which could disrupt our operations.

As the clinical development of etripamil progresses and as we expand our pipeline, we may, in the future, experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if etripamil or any future product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we will be required to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and can lead to adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; loss of customers or sales; disruption of our business operations.

In the ordinary course of our business, we and the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and  trade secrets (collectively, “sensitive information”).  Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to a variety of evolving threats, including but not limited to damage from malicious code (such as computer viruses and worms), unauthorized access, natural disasters, terrorism, war, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunication and electrical failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds.  Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities can affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. A significant system failure, accident or security could cause interruptions in our operations, and could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials by us or our CROs could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. While we have implemented security measures designed to protect our information technology systems and infrastructure and detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), such measures may not detect or prevent service interruptions or security breaches that could adversely affect our business and to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.  Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.  While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.  Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security.  For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.

We anticipate seeking regulatory approval for, and commercialize, etripamil for the treatment of PSVT in Europe. We may also elect to do so for future product candidates. We are conducting clinical trial activities in Europe, which subjects us to European data protection laws, including the EU GDPR and the UK GDPR. The GDPR establishes requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable).  The GDPR creates significant and complex compliance burdens for companies such as: limiting permitted processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment a legal basis for processing personal data; expressly confirming that ‘pseudonymized’ or key-coded data constitutes personal data to which the GDPR applies; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects for controllers (including presentation of certain information in a concise, intelligible and easily accessible form about how their personal data is used and their rights vis-à-vis that data and its use); introducing the obligation to carry out so-called data protection impact assessments in certain circumstances; establishing limitations on collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects (such as rights for individuals to be ‘forgotten,’ rights to data portability, rights to object etc. in certain circumstances); formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when engaging third-party processors and joint controllers; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or European Union in certain circumstances. The processing of “special category personal data”, such as health information, may also impose heightened compliance burdens under the GDPR.  The GDPR has robust regulatory enforcement and penalties for noncompliance, including fines of up to €20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is higher or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR will likely impose additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects.

A particular issue presented by the GDPR is the restriction on transfers of personal data from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe is the European Commission’s Standard Contractual Clauses and we have relied on Standard Contractual Clauses to comply with the GDPR’s restrictions on transfer of personal data out of Europe.  However, in July 2020 the Court of Justice of the European Union, or CJEU, in a case known colloquially as “Schrems II” raised questions about whether the Standard Contractual Clauses can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, viable alternatives to the Standard Contractual Clauses including the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Restrictions on our ability to import personal data from Europe could therefore impact our clinical trial activities in Europe and limit our ability to collaborate with CROs and other third parties subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security.  If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty.  Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions.  Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.  In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations.  Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands.  Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.  Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations including, as relevant, clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through March 21, 2024, the price of our common shares has ranged from $1.33 per share to $27.15 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common shares may be influenced by the following:

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
•

general economic, political, and market conditions , including deteriorating market conditions due to investor concerns regarding inflation and Russian hostilities in Ukraine, the Israel-Hamas war, and overall fluctuations in the financial markets in the United States and abroad; and

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

Unstable market and economic conditions, including as a result of recent bank closures, public health crises or geopolitical tensions such as the Russia-Ukraine and/or the Israel-Hamas war, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted if these unpredictable and unstable market conditions continue. Additionally, the Russia-Ukraine and the Israel-Hamas wars have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, recent bank closures, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Based upon our common shares outstanding as of December 31, 2023, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 31.3% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our Company on terms that other shareholders may desire or result in the management of our Company in ways with which other shareholders disagree.

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

Our management has broad discretion in the application of our cash and cash equivalents and could spend these funds in ways that do not improve our results of operations or enhance the value of our common shares. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, causing the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents, in a manner that does not produce income or that loses value.

If we are a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. Holders (as defined below).

Based on the nature and composition of our income, assets, activities and market capitalization, we believe that we were not classified as a passive foreign investment company, or PFIC, for our taxable year ending December 31, 2023. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year. Further, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

If we are a PFIC, U.S. Holders (as defined below) may be subject to adverse U.S. federal income tax consequences, such as ineligibility for preferential tax rates for individuals on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations.

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

If a U.S. Holder is directly, indirectly, or constructively owns at least 10% of our common shares, such holder may be subject to adverse U.S. federal income tax consequences.

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

For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service, or the IRS, and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common shares.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the Canadian Revenue Agency, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the result could increase our anticipated effective tax rate.

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

While we remain an EGC, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, in the future we will be required to furnish an attestation on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 (b), we will be engaged in additional internal processes to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, our independent registered public accounting firm may determine we have a material weakness or significant deficiency in our internal control over financial reporting once such firm begin its Section 404 (b) reviews in the future, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 (b). This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our Vice President of Information Technology (“VP of IT”) with assistance from our third-party managed services team, legal, quality, finance and human resources, identifies, assesses and manages the Company’s cybersecurity threats and risks. The Company identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example using manual and automated tools, analyzing reports of threat actors, conducting scans of the threat environment, evaluating threats reported to us and coordinating with law enforcement concerning threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our

Information Systems and Data, including, for example: an incident response plan; incident detection and response; disaster recovery and business continuity plans; implementation of security standards; network security controls; access controls; system monitoring; and employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. Cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified by the Company’s senior management team. Also, IT consultants work with management to follow the National Institute of Standards and Technology framework for cybersecurity to mitigate cybersecurity threats that are more likely to lead to a material impact on our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms including outside legal counsel, cybersecurity consultants, threat intelligence service providers, managed cybersecurity service providers and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers.  The program includes security questionnaires, reviews of vendor’s written security program and audits.  Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and can lead to adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; loss of customers or sales; disruption of our business operations.”

Governance

Our board of directors and audit committee addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Financial Officer and our VP of IT who has over 40 years of experience in information technology and cybersecurity and manages the Company’s information technology infrastructure.

The VP of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The VP of IT  is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The VP of IT works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.  In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

HOLDERS OF RECORD

As of December 31, 2023, there were 19 holders of record of our common shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our common shares on behalf of an indeterminate number of beneficial owners. All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

We announced that we received a refuse-to-file, or RTF, letter from the FDA on December 26, 2023. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the data recorded for the time of adverse events in Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events. In February 2024, Milestone held a Type A Meeting with the FDA to determine next steps for the filing for marketing approval. The Agency indicated that the adverse events, or AEs, hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile. As a result, data sets that capture timing of AEs reported in the Phase 3 pivotal studies will be revised to align with FDA requests and resubmitted. This approach will address the requests from the FDA in their December 2023 RTF letter. The original NDA submission will be reviewed, and no additional clinical efficacy or safety trials have been requested. The Company expects a standard NDA review following the resubmission. The resubmission is planned for the second quarter of 2024. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

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

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 150,000 emergency department visits and hospital admissions and up to 80,000 ablations per year. From this diagnosed population, we define the target addressable market for etripamil as 40 to 60% of patients who experience frequent and longer, moderate to severe episodes each year. After being exposed to the data from the RAPID clinical study in market research, Cardiologists reported a willingness to prescribe etripamil to approximately 50% of the patients with PSVT in their care, which suggests 500,000 to 800,000 patients can potentially be treated with etripamil in the peak year. Additionally, we believe that these target patients will use etripamil to treat a median of five episodes per year based on the projected number of longer or more intense episodes (self-reported) experienced by the patient. This implies demand in the US for etripamil of 2.5 million to 4 million episodes treated in the peak year.

AFib RVR Phase 2 Trial

In mid-2023, we held a pre-IND meeting with FDA and received guidance  indicating that we could follow a supplemental NDA, or sNDA, regulatory pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT.  In the first quarter of 2024, we met with the FDA in a Type A meeting. In this meeting FDA reiterated its prior guidance regarding the availability of an sNDA pathway. FDA further concurred with respect to key study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. We anticipate progressing to an End of Phase 2 meeting in mid-2024 as an important step to finalize the registrational study protocol.

On November 11, 2023, we presented positive Phase 2 data from the ReVeRA study, as a Featured Science Presentation at the American Heart Association Scientific Meetings (Philadelphia, PA) and as simultaneously published in Circulation: Arrhythmia and Electrophysiology. The data reflected that patients with AFib-RVR receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo. In summary, the data demonstrated that etripamil NS was effective in patients with AF-RVR in substantially reducing VR (difference between etripamil vs. placebo in maximum reduction from baseline: -29.91 bpm; p < 0.0001). The median time to maximum reduction in VR was 13 min, and the duration of effect (reduction in VR from baseline) was at least 150 min. The median duration of maintaining a VR <100 bpm was 45.5 min in the first 60 min following drug in the etripamil arm. Etripamil treatment was associated with significant improvement in symptom relief and in treatment satisfaction as measured by the TSQM-9 patient-reported outcome instrument. Safety and tolerability reported in the 56-patient safety population who received etripamil was generally consistent with that observed in our PSVT program. The majority of common AEs were localized to the drug-administration site, and there was a low incidence of serious adverse events.

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

An estimated five million Americans suffer from AFib. The Centers for Disease Control projects the prevalence of AFib will grow to an estimated 10 million patients by 2030. A subset of AFib patients experience episodes of abnormally high heart rate most often accompanied by palpitations, shortness of breath, dizziness, and weakness. While these episodes, known as AFib-RVR, may be treated by oral calcium channel blockers and/or beta blockers, patients frequently seek acute care in the emergency department to resolve symptoms. In 2016, nearly 800,000 patients were admitted to the emergency department due to AFib symptoms. Treatment for such symptoms typically includes medically supervised intravenous administration of calcium channel blockers or beta blockers, or electrical cardioversion.

Planned Clinical Development for AFib-RVR

In mid-2023, we met with the FDA for a pre-IND meeting. In this meeting, we received guidance from the FDA on a potential development path for etripamil in AFib-RVR. The FDA agreed that to gain a labelled indication via supplemental NDA, or sNDA, a Phase 3, randomized, placebo controlled, double blind clinical trial using a dosing regimen with self-administration of etripamil in an at-home setting could be acceptable with the support of the already existing safety database from our PSVT trials. The primary endpoint can be the reduction of ventricular rate, and the primary analysis would be on the intent to treat, or ITT, population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a patient-reported outcomes measure, or PRO, and the application of a seven-point anchored scale was discussed with the FDA. In the first quarter of 2024, we met with the FDA in a Type A meeting. In this meeting we confirmed prior FDA guidance on a single-study supplemental New Drug Application (sNDA) pathway. We further confirmed key study elements including powering, inclusion criteria, patient population, and statistical analyses, and we clarified the endpoints which will guide the design of the Phase 3 study. We anticipate progressing to an End of Phase 2 meeting in mid-2024, an important step to finalize the registrational study protocol.

We plan to propose to the FDA a Phase 3 clinical study for AFib-RVR conducted in the at-home setting consisting of patients with a history of symptomatic episodes and using a repeat-dose regimen of 70mg per dose similar to what was studied in the RAPID trial in patients with PSVT. Our target population would be patients with verified AFib-RVR, and the ITT population would be all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint being considered is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil vs placebo, as was studied in the ReVeRA trial. Our key secondary endpoint would be based on a PRO acceptable to the FDA and the same or similar to ones we have used in our PSVT and AFib-RVR programs. We estimate that the study size would be approximately 150 to 200 unique patients treating an episode. This study may begin in 2024 and have an approximate two-year duration to report top-line data.

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

Since inception, we have incurred significant operating losses. For the years ended December 31, 2023 and 2022, we recorded net losses of $59.7 million and $58.4 million, respectively. As of December 31, 2023, we had an accumulated deficit of $326.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $13.8 million of cash and cash equivalents and $52.2 million of short-term investments at December 31, 2023.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

●	continue our ongoing and planned development of etripamil, including and potentially future Phase 4 clinical trials for the treatment of PSVT and future Phase 3 clinical trials for the treatment of AFib-RVR;
●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
●	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;
●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;
●	maintain, protect and expand our intellectual property portfolio;

●	hire additional clinical, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Recent Developments

New Drug Application Status

In October 2023 we submitted a New Drug Application, or NDA, for marketing approval in the United States for etripamil for the treatment of PSVT. On December 26, 2023, we announced that we received an RTF letter from the FDA. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the time of data recorded for adverse events in our Phase 3 clinical trials; FDA did not express concerns about the nature or severity of AEs.

In February 2024, we held a Type A Meeting with the FDA to determine next steps for the filing for marketing approval. The FDA indicated that the timing of AEs in question had minimal impact on the overall characterization of the etripamil safety profile, based on the FDA’s review of the affected data which was mainly related to AEs associated with local drug administration site tolerability and, importantly, did not appear to affect the assessment of serious adverse events and/or AEs of special interest for a calcium channel blocker. To align with the FDA’s guidance in preliminary response to our questions presented to the FDA in our Type A Meeting request, we plan to restructure the data sets that capture timing of reported AEs, reformat certain data files to facilitate FDA’s analyses, and resubmit the NDA. Based on the guidance received during the Type A Meeting, we expect that this approach will address the RTF from the FDA. The FDA has not requested that we complete additional clinical efficacy or safety trials prior to resubmitting the NDA. We expect a standard NDA review period following resubmission of the NDA for etripamil for PSVT. The resubmission is planned for the second quarter of 2024.

In connection with the revised timeline for NDA submission, we have undertaken certain cash conservation measures to reduce spend through program deferrals and team restructuring and expect that our existing cash resources will fund operations into 2026, including through the expected Prescription Drug User Fee Act date for the NDA resubmission. We expect the implementation of these cash conservation measures to be substantially completed in the first quarter of 2024. If FDA approval is granted, we expect to receive a $75 million payment under an existing royalty agreement, which is intended to fund the potential commercial launch of etripamil for PSVT.

Strategic Financing Transaction

On February 28, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, related to an underwritten public offering, or the Offering, of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Under the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations.

The net proceeds to the Company from the Offering, including the proceeds from the exercise by the Underwriters of their option to purchase the additional 3,000,000 common shares in full, was approximately $32.4 million after deducting underwriting commissions and offering expenses payable by the Company.

The Offering closed on March 4, 2024.

The Macroeconomic Climate

The recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future, the Russia-Ukraine war, unrest and/or further escalation in Israel and Gaza, recent banking instabilities and other U.S. geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. Our revenues of $1.0 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2022 are from the license agreement with Ji Xing and are comprised of upfront and milestone payments. For additional information about our Revenue,  see “Note 2  Summary of Significant Accounting Policies, and Note 3 Revenue.”

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

If the FDA approves the NDA, we anticipate our commercial expenses will increase as we invest in the infrastructure, personnel, and operational expenses required to launch our first product in the United States.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Interest Expense

Interest expense primarily consists of contractual debt interest expense and the amortization of debt costs.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$1,000	$5,000	$(4,000)	100.0%

Operating expenses
Research and development, net of tax credits	31,052	39,829	(8,777)	(22.0)%
General and administrative	15,932	15,718	214	1.4%
Commercial	15,114	9,095	6,019	66.2%
Total operating expenses	62,098	64,642	(2,544)	(3.9)%
Loss from operations	(61,098)	(59,642)	(1,456)	2.4%
Interest income	3,967	1,254	2,713	216.4%
Interest expense	(2,554)	—	(2,554)	100.0%
Net loss	(59,685)	(58,388)	(1,297)	2.2%

Revenue

We recorded revenue of $1.0 million for the year ended December 31, 2023. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited, such party being referred to as Ji Xing and such agreement as the Ji Xing License Agreement, due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China, or the Territory, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

We recorded revenue of $5.0 million for the year ended December 31, 2022. This revenue was related to two milestones reached as a result of the first patient dosed in a Phase 3 Clinical Trial for the treatment of PSVT in the Territory pursuant to the Ji Xing License Agreement and the successful completion of a Phase 3 clinical trial for the treatment of PSVT in the United States.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the periods indicated.

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Clinical	$19,611	$35,264	$(15,653)	(44.4)%
Drug manufacturing and formulation	6,741	3,607	3,134	86.9%
Regulatory and other costs	5,012	1,414	3,598	254.5%
Less: R&D tax credits	(312)	(456)	144	(31.6)%
Total R&D expenses	$31,052	$39,829	$(8,777)	(22.0)%

Research and development expenses decreased by $8.8 million, or 22.0% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. The decrease in clinical costs was partially offset by an increase in drug manufacturing consulting costs, drug manufacturing personnel costs and regulatory consulting costs.

General and Administrative

General and administrative expenses remained consistent for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Commercial

Commercial expenses increased by $6.0 million, or 66.2%, for the year ended December 31, 2023, compared to the same period in 2022. This increase is a result of additional personnel and professional costs required to expand capabilities and operations in anticipation of potential commercialization.

Interest Income

Interest income was $4.0 million and $1.3 million for the year ended December 31, 2023 and 2022, respectively. The increase in interest income was due to higher interest rates earned on investments in 2023 when compared to 2022.

Interest Expense

Interest expense was $2.6 million for the year ended December 31, 2023 compared to no interest expense for the year ended December 31, 2022. The increase in interest expense was due to the issuance of the 2029 Convertible Notes in the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $66.0 million and an accumulated deficit of $326.0 million.

On February 28, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, related to an underwritten public offering, or the Offering, of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Under the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations.

The net proceeds to the Company from the Offering, including the proceeds from the exercise by the Underwriters of their option to purchase the additional 3,000,000 common shares in full, was approximately $32.4 million after deducting underwriting commissions and offering expenses payable by the Company.

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

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with respect to an at-the-market offering program, or the ATM Program, under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal. The common shares to be sold under the Sales Agreement, are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the SEC on July 6, 2020. During the year ended December 31, 2022, we issued 361,236 shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million).

We expect that our operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K for the year ending December 31, 2023 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following U.S. Food and Drug Administration (FDA) approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest”, on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, in order for the Company to receive the $75 million, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(46,424)	$(52,469)	6,045	(11.5)%
Investing activities	4,756	(57,124)	61,880	(108.3)%
Financing activities	47,792	3,088	44,704	1447.7%
Net increase (decrease) in cash and cash equivalents during the period	$6,124	$(106,505)	112,629

Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was $46.4 million, which consisted primarily of a net loss of $59.7 million. The net loss was partially offset by a net cash increase of $1.2 million related to the change in assets and liabilities, non-cash charges of $9.5 million related to share based compensation and non-cash interest charges of $2.3 million related to the convertible note.

Net cash used in operating activities during the year ended December 31, 2022 was $52.5 million, which consisted of a net loss of $58.4 million and a net cash decrease of $3.3 million in our operating assets and liabilities, in addition to non-cash charges of $9.2 million primarily related to share-based compensation.

Investing Activities

During the year ended December 31, 2023, we redeemed $142.0 million of short-term investments and we acquired $137.1 million of short-term investments, in addition we acquired $0.1 million in property and equipment. These short-term investment acquisitions resulted in a growth of $4.8 million in short term investments for the year ended December 31, 2023. In the year ended December 31, 2022, we redeemed $29.0 million of short-term investments and we acquired $85.9 million of short-term investments, in addition we acquired $0.3 million in property and equipment. These short-term investment acquisitions resulted in a growth of $56.9 million in short term investments for the year ended December 31, 2022.

Financing Activities

In the year ended December 31, 2023, our financing activities provided cash proceeds of $47.8 million. These proceeds were primarily a result of the $50 million received from the issuance of convertible notes under the Note Purchase Agreement, which was partially offset by $2.8 million in debt costs, and $0.6 million in cash proceeds from the exercise of share options and issuance of common shares under the employee stock purchase plan. In the year ended December 31, 2022, our financing activities provided cash of $3.1 million from the issuance of common shares under the Sales Agreement for proceeds of $2.6 million (net of issuance costs of $0.1 million) and a de minimis amount of proceeds from the exercise of share options and warrants.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as at December 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs, CMOs and clinical trial sites which in turn impact the research & development expenses.
●	Estimate of the grant date fair value share options granted to employees, consultants and direct, and the resulting share-based compensation expense, using the Black Scholes option pricing model.

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

b) Share-Based Compensation

We recognize compensation costs related to share options granted to employees, consultants and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black Scholes option pricing model. This Black Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of our underlying common shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of our common shares. The estimated volatility creates a critical estimate because we have not been a public company long enough to demonstrate our own historical volatility. The grant date fair value of the share-based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards. Forfeitures are accounted for as they occur.

The following table summarizes, by grant date, the number of underlying common shares and the associated per-share exercise price, which was the fair value per share as determined by our board of directors on the applicable grant date, for share options granted during the years ended December 31, 2023 and 2022:

			Estimated
	Number of		Fair Value	Estimated
	Common Shares	Exercise	per Common	Per-Share
	Subject to	Price Per	Share at	Fair Value
	Options Granted	Common Share	Grant Date	of Options
March 21, 2022	1,388,400	$5.46	$5.46	$4.12
April 1, 2022	65,000	$6.85	$6.85	$5.17
April 11, 2022	36,000	$6.93	$6.93	$5.25
May 16, 2022	92,000	$5.48	$5.48	$4.18
July 5, 2022	150,000	$6.07	$6.07	$4.49
July 18, 2022	17,000	$6.45	$6.45	$4.98
August 1, 2022	2,000	$7.30	$7.30	$5.61
August 8, 2022	2,000	$6.76	$6.76	$5.20
August 15, 2022	100,000	$7.10	$7.10	$5.49
August 29, 2022	70,000	$8.20	$8.20	$6.35
September 8, 2022	22,000	$8.53	$8.53	$6.61
November 2, 2022	20,000	$5.03	$5.03	$4.69
November 8, 2022	12,000	$4.22	$4.22	$3.94
January 16, 2023	82,000	$3.93	$3.93	$3.10
February 16, 2023	1,323,900	$3.59	$3.59	$2.87
February 27, 2023	36,000	$3.19	$3.19	$2.54
March 14, 2023	3,500	$3.51	$3.51	$2.79
March 21, 2023	42,000	$3.45	$3.45	$2.75
May 1, 2023	125,000	$3.62	$3.62	$2.88
May 22, 2023	20,000	$4.10	$4.10	$3.27
June 7, 2023	180,000	$3.86	$3.86	$3.01
June 19, 2023	15,000	$3.50	$3.50	$2.80
July 24, 2023	15,000	$3.10	$3.10	$2.48
July 25, 2023	4,000	$3.11	$3.11	$2.49
August 1, 2023	21,000	$3.17	$3.17	$2.54
October 2, 2023	122,000	$2.98	$2.98	$2.30
October 16, 2023	8,000	$2.99	$2.99	$2.31

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. For the year ended December 31, 2023, we had cash and cash equivalents and short-term investments of $13.8 million and $52.2 million, respectively. For the year ended December 31, 2022, we had cash and cash equivalents and short-term investments of $7.6 million and $56.9 million, respectively. These cash and cash equivalents and short-term investments consist primarily of bank deposits and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2023 and 2022, our net monetary exposure denominated in Canadian dollars was $2.7 million and $0.1 million, respectively.

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

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Milestone Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Pharmaceuticals Inc. and its subsidiary (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of loss, shareholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 21, 2024

We have served as the Company's auditor since 2016

Milestone Pharmaceuticals Inc.

Consolidated Balance Sheets

(in thousands of US dollars, except share data)

	December 31, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$13,760	$7,636
Short-term investments	52,243	56,949
Research and development tax credits receivable	643	331
Prepaid expenses	3,178	6,005
Other receivables	3,208	882
Total current assets	73,032	71,803
Operating lease right-of-use assets	1,917	2,423
Property and equipment	277	257
Total assets	$75,226	$74,483

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$6,680	$5,644
Operating lease liabilities	546	495
Total current liabilities	7,226	6,139
Operating lease liabilities, net of current portion	1,457	1,996
Senior secured convertible notes	49,772	—
Total liabilities	58,455	8,135

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 33,483,111 shares issued and outstanding as of December 31, 2023, 34,286,002 shares issued and outstanding as of December 31, 2022	260,504	273,900
Pre-funded warrants - 9,577,257 issued and outstanding as of December 31, 2023 and 8,518,257 as of December 31, 2022	48,459	34,352
Additional paid-in capital	33,834	24,437
Accumulated deficit	(326,026)	(266,341)

Total shareholders’ equity	16,771	66,348

Total liabilities and shareholders’ equity	$75,226	$74,483

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Loss

(in thousands of US dollars, except share and per share data)

	Years Ended
	December 31,
	2023	2022

Revenue	$1,000	$5,000

Operating expenses
Research and development, net of tax credits	$31,052	$39,829
General and administrative	15,932	15,718
Commercial	15,114	9,095

Loss from operations	(61,098)	(59,642)

Interest income	3,967	1,254
Interest expense	(2,554)	—

Net loss and comprehensive loss	$(59,685)	$(58,388)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	42,955,779	42,450,316

Net loss per share, basic and diluted	$(1.39)	$(1.38)

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	29,897,559	$251,901	12,327,780	$52,941	$15,711	$(207,953)	$112,600
Transactions during 2022
Net loss	—	—	—	—	—	(58,388)	(58,388)
Exercise of stock options	217,684	742	—	—	(322)	—	420
Exercise of prefunded warrants, net of issuance costs	3,809,523	18,627	(3,809,523)	(18,589)	—	—	38
Share-based compensation	—	—	—	—	9,048	—	9,048
Issuance of common shares, net of issuance costs	361,236	2,630	—	—	—	—	2,630
Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348

Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions during 2023
Net loss	—	—	—	—	—	(59,685)	(59,685)
Exercise of stock options	114,103	326	—	—	(137)	—	189
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	9,534	—	9,534
Exchange of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	142,006	393	—	—	—	—	393
Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Years ended December 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(59,685)	$(58,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	92	89
Amortization of debt costs	244	—
Accretion of investment discount	(162)	(97)
Non-cash interest expense related to debt	2,310	—
Share-based compensation expense	9,534	9,048
Loss on disposals of property and equipment	—	141
Changes in operating assets and liabilities:
Other receivables	(2,326)	(755)
Research and development tax credits receivable	(312)	25
Prepaid expenses	2,827	(1,706)
Operating lease assets and liabilities	18	81
Accounts payable and accrued liabilities	1,036	(907)

Net cash used in operating activities	(46,424)	(52,469)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(112)	(272)
Acquisition of short-term investments	(137,132)	(85,852)
Redemption of short-term investments	142,000	29,000

Net cash provided by (used in) investing activities	4,756	(57,124)

Cash provided by financing activities
Proceeds from exercise of options	189	420
Proceeds from exercise of warrants	—	38
Proceeds from issuance of senior secured convertible debt	50,000	—
Issuance of common shares, net of issuance costs	—	2,630
Pre-funded warrants issuance costs	(8)	—
Proceeds from employee stock purchase plan	393	—
Payment of debt issuance costs	(2,782)	—

Cash provided by financing activities	47,792	3,088

Net increase (decrease) in cash and cash equivalents	6,124	(106,505)

Cash and cash equivalents – Beginning of year	7,636	114,141

Cash and cash equivalents – End of year	$13,760	$7,636

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the year. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to,

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and clinical trial sites which in turn impact the research & development expenses.
●	Estimate of the grant date fair value of share options granted to employees, consultants and directors, and the resulting share-based compensation expense, using the Black Scholes option pricing model.

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

e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash with original maturities of 90 days or less at acquisition date.

f) Short-Term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and investment securities classified as held-to-maturity. The Company maintains deposits at major financial institutions. Additionally, the Company has adopted an investment policy that includes guidelines relative to credit quality, diversification of maturities and liquidity.

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

Computer hardware and software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	over the lease term

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

Clinical trial expenses include direct costs associated with CROs, direct CMO costs for the formulation and packaging of clinical trial material, as well as investigator and patient related costs at sites at which the Company’s trials are being conducted. Direct costs associated with the Company’s CROs and CMOs are generally payable on a time and materials basis, or when milestones are achieved. The invoicing from clinical trial sites can lag several months. The Company records expenses for its clinical trial activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel, CROs and CMOs as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services based on facts and circumstances known to the Company as of each consolidated balance sheet date. The actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan. If the actual timing of the performance of services of the level of effort varies from the estimate, the Company will adjust the accrual accordingly.

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

o) Foreign Currency Translation and Transactions

The functional currency of the Company is the US dollar. Accordingly, transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. At each consolidated balance sheet date, monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using the exchange rate in effect at that date. Non-monetary assets and liabilities and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Any gains or losses arising on remeasurement are included in the consolidated statement of loss.

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

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company approved an employee share purchase plan in April 2019, which became effective on May 8, 2019 and is described in note 9. The plan provides a means by which eligible employees of the Company may be given an opportunity to purchase common shares. The plan permits the Company to grant a series of purchase rights to eligible employees under an employee stock purchase plan.

q) Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements, but does not intend to early adopt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements, but does not intend to early adopt.

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

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation, armed conflicts, and overall fluctuations in the financial markets in the U.S. and abroad.

s) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates to continue to incur losses for at least the next several years. As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $66.0 million and an accumulated deficit of $326.0 million.

Management has evaluated the Company’s operating plan against its existing cash and cash equivalents and determined that the Company expects to be able to support its operations for at least the next 12 months from the date of issuance of these consolidated financial statements. The Company has historically financed its operations primarily through  the sale of equity securities, convertible notes and, to a lesser extent from cash received pursuant to its license agreement. To date, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials, progress of New Drug Application, or NDA, filing, and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

3 Revenue

The Company recorded revenue of $1.0 million for the year ended December 31, 2023. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China (the “Territory”), including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

The Company recorded revenue of $5.0 million for the year ended December 31, 2022. This revenue was related to two milestones reached as a result of the first patient dosed in a Phase 3 Clinical Trial for the treatment of PSVT in the Territory pursuant to the Ji Xing License Agreement and the successful completion of a Phase 3 clinical trial for the treatment of PSVT in the United States.

Strategic Partnerships

Ji Xing

On May 15, 2021, the Company entered into the License Agreement with Ji Xing, which is an entity affiliated with RTW Investments, LP, or RTW, a beneficial owner of approximately 9.7% of the Company’s common shares, as of December 31, 2023. Under the License Agreement, the Company granted Ji Xing exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver the Company’s proprietary calcium channel blocker known as etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the Territory. Ji Xing will be responsible for development and regulatory activities in the Territory, and the Company will remain responsible for certain manufacturing activities in the Territory, subject to the supply agreement subsequently entered into by the Company and Ji Xing as contemplated by the License Agreement (the Supply Agreement). The Company received a non-refundable upfront cash payment of $15 million and the right to future payments of up to $107.5 million in total development and sales milestone payments. In addition, the Company is entitled to receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

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

4 Short-term Investments

As of  December 31, 2023, short-term investments of $52.2 million were comprised of term deposits issued in US currency, earning interest between 5.53% and 5.95%, maturing between January 16, 2024 and June 19, 2024. These short-term investments were in scope of ASC 320, Investments-Debt Securities. The short-term investments maturity is greater than

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost. Interest income earned on short-term investments is reported in interest income. The Company had  short-term investments of $56.9 million as of  December 31, 2022.

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

On July 1, 2020, the Company entered into an arrangement for the lease renewal for its headquarters located in Ville Saint-Laurent, Quebec. The 5-year lease term is from December 1, 2020 expiring on November 30, 2025. The Company recorded the operating lease right-of-use asset and operating lease liabilities at the effective lease arrangement date of July 1, 2020. The Company’s examined credit ratings for similar companies, assumed equivalency between the Canadian and U.S. markets for collateralized debt and used rates for the remaining lease term of 65 months.  This resulted in an incremental borrowing rate of 5.26%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. The Company is not reasonably certain of renewing the lease following the current renewal option and recognized the right-of-use asset and operating lease liabilities to November 30, 2025.

The Company's operating office leases right-of-use assets as at December 31 were as follows:

	2023	2022
Opening balance	$2,423	$711
New operating lease right-of-use asset	—	2,103
Amortization of right-of-use asset	(506)	(391)
Closing balance	$1,917	$2,423

Operating lease expenses of $681 and $490 are included in general and administrative operating expenses in the consolidated statement of loss, and within operating activities in the statement of cash flows for the years ended December 31, 2023 and 2022, respectively and are comprised of two operating lease right-of-use assets and one operating lease of less than 12 months.

The following table summarizes the future minimum lease payments of right-of-use assets operating leases as at December 31, 2023:

January 1, 2024 to December 31, 2024	673
January 1, 2025 to December 31, 2025	670
January 1, 2026 to December 31, 2026	530
January 1, 2027 to September 30, 2027	406
2,279
Less interest	(276)
$2,003

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

6 Property and equipment

Property and equipment consist of the following at December 31:

	2023	2022
Computer hardware and software	$226	$120
Office equipment	157	155
Leasehold improvements	85	102
Total	$468	$377
Less accumulated depreciation	(191)	(120)
Property and equipment, net	$277	$257

No disposal was recorded for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a disposal of $348, which resulted in a loss of $141.  For the years ended December 31, 2023 and 2022, depreciation expense was $92 and $89, respectively.

7 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following as of December 31:

	2023	2022

Trade accounts payable	$3,981	$2,263
Accrued compensation and benefits payable	712	2,573
Accrued research and development liabilities	894	404
Accrued commercial liabilities	710	149
Other accrued liabilities	383	255
Total	$6,680	$5,644

8 Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 33,483,111 shares were issued and outstanding as of December 31, 2023.

As of December 31, 2023, there were 1,463,936 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP”. The Company has issued 142,006 shares of common stock pursuant to the ESPP as of December 31, 2023.

In August 2022, the Company issued and sold 361,236 common shares under the Open Market Sale AgreementSM , or the Sales Agreement, with Jefferies LLC with respect to an at-the-market offering program, or the ATM Program, for proceeds of $2.6 million (net of issuance costs of $0.1 million).

Shelf Registration

On November 12, 2021, the Company entered into an agreement and the Company may sell any combination of the securities described in this prospectus in one or more offerings up to a total aggregate offering price of $250,000,000.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Pre-funded Warrants – Exchange Agreement

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

Open Market Sale Agreement

On July 29, 2020, the Company entered into an Open Market Sale Agreement℠ with respect to an at-the-market offering program (ATM Program) under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million. The Company has sold 361,236 shares under the ATM program as of the date of this filing.

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

On November 10, 2021, the Company established a 2021 Inducement Plan under Nasdaq Marketplace Rules through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. As of December 31, 2023, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 375,000 shares were available for future grants.

On January 1, 2023 and on January 1, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,371,440 and 1,195,902 common shares, respectively. Further, on July 5, 2022, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by 1,000,000 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. As of December 31, 2023, 561,000 of previously issued options had been cancelled under the 2019 Plan and were available for future grants.  As of December 31, 2023, there were 8,182,946 common shares available for issuance under the 2019 Plan, of which 1,704,960 common shares were available for future grants.

On July 15, 2022, the Company offered an Employee Share Purchase Plan, or ESPP, in which participation is available to substantially all of our employees in the United States and Canada who meet certain service eligibility requirements.  As of December 31, 2023, the Company has 1,463,936 common shares available under the ESPP. As of December 31, 2023, the Company has issued 142,006 shares of common stock pursuant to the ESPP.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of December 31 were as follows:

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of year - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of year - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,875,400	—	—	1,875,400	3.61
Granted - Inducement Plan	—	122,000	—	122,000	2.98
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(107,103)	(107,103)	1.52
Forfeited - 2019 Plan	(156,198)	—	—	(156,198)	6.13
Expired - 2019 Plan	(58,617)	—	—	(58,617)	11.52
Expired - 2011 Plan	—	—	(1,336)	(1,336)	0.91
Cancelled - 2019 Plan	(561,000)	—	—	(561,000)	21.73
Outstanding at end of period	6,406,897	625,000	1,694,233	8,726,130	$5.09
Outstanding at end of period - Weighted average exercise price	$5.82	$5.74	$2.09
Exercisable at end of period	3,228,422	221,833	1,694,233	5,144,488	$5.32
Exercisable at end of period - Weighted average exercise price	$6.93	$6.42	$2.09

	2022
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,995,971	1,995,971	$2.07
Outstanding at beginning of year - 2019 Plan	3,749,834	—	—	3,749,834	9.52
Granted - 2019 Plan	1,790,700	—	—	1,790,700	5.76
Granted - Inducement Plan	—	523,000		523,000	6.37
Exercised - 2019 Plan	(45,089)	—	—	(45,089)	3.83
Exercised - 2011 Plan	—	—	(172,595)	(172,595)	1.43
Forfeited - Inducement Plan	—	(20,000)	—	(20,000)	5.48
Forfeited - 2019 Plan	(181,133)	—	—	(181,133)	8.00
Forfeited - 2011 Plan	—	—	(19,583)	(19,583)	9.35
Expired - 2011 Plan	—	—	(1,121)	(1,121)	0.96
Outstanding at end of period	5,314,312	503,000	1,802,672	7,619,984	$6.73
Outstanding at end of period - Weighted average exercise price	$8.35	$6.41	$2.05
Exercisable at end of period	2,390,549	—	1,800,546	4,191,095	$6.52
Exercisable at end of period - Weighted average exercise price	$9.90	—	$2.04

The weighted average remaining contractual life was 6.55 and 7.47 years for outstanding options as of December 31, 2023 and 2022, respectively. The weighted average remaining contractual life was 5.93 and 6.37 years for vested options, as of December 31, 2023 and 2022, respectively.

There was $11.4 million and $15.7 million total unrecognized compensation cost related to non-vested share options as of December 31, 2023 and 2022, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.27 years and 2.36 years as of December 31, 2023 and 2022, respectively. For the year ending December 31, 2023, there were 561,000 shares cancelled under the 2019 plan, which resulted in additional share-based compensation expense of $0.6 million.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity. The non-vested options as of December 31 were as follows:

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of year - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of year - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,875,400	—	—	1,875,400	2.87
Granted - Inducement Plan	—	122,000	—	122,000	2.30
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(1,504,329)	—	—	(1,504,329)	5.88
Vested, outstanding Inducement Plan	—	(221,833)	—	(221,833)	4.85
Forfeited - 2019 Plan	(116,359)	—	—	(116,359)	3.96
Non-vested share options at end of period	3,178,475	403,167	—	3,581,642	$3.69
Non-vested share options at end of period - Weighted average fair value	$3.64	$4.07	$—

	2022
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	200,639	200,639	$1.86
Non-vested share options at beginning of year - 2019 Plan	2,655,518	—	—	2,655,518	6.40
Granted - 2019 Plan	1,790,700	—	—	1,790,700	4.37
Granted - Inducement Plan	—	523,000	—	523,000	4.81
Vested, outstanding 2011 Plan	—	—	(198,317)	(198,317)	1.81
Forfeited - 2011 Plan	—	—	(196)	(196)	1.91
Forfeited - Inducement Plan	—	(20,000)	—	(20,000)	4.18
Forfeited - 2019 Plan	(145,664)	—	—	(145,664)	5.49
Vested, outstanding 2019 Plan	(1,376,791)	—	—	(1,376,791)	6.19
Non-vested share options at end of period	2,923,763	503,000	2,126	3,428,889	$5.24
Non-vested share options at end of period - Weighted average fair value	$5.30	$4.84	$6.64

The following table summarizes information with respect to share options outstanding as of December 31, 2023:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Exercise price	of options	life (years)	price	of options	life (years)	price
$0.84-$1.73	949,136	3.11	$1.43	949,136	3.11	$1.43
$1.74-$3.2	915,192	4.77	$2.69	709,192	4.76	$2.59
$3.21-$5.25	2,351,850	7.62	$3.67	688,000	6.63	$3.76
$5.26-$6.36	3,473,464	7.37	$5.90	2,133,496	7.34	$5.96
$6.37-$8.5	667,833	6.43	$6.85	316,521	6.58	$6.84
$8.51-$15.5	57,905	6.27	$9.08	42,780	5.42	$9.27
$15.51-$20.5	65,100	5.84	$17.21	64,829	5.84	$17.21
$20.51-$22.45	245,650	5.21	$21.48	240,534	5.21	$21.48
Total	8,726,130	6.55	$5.09	5,144,488	5.93	$5.32

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The fair value of options is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values:

	Year ended December 31,
	2023	2022
Exercise price	$3.58	$5.90
Share price	$3.58	$5.90
Volatility	97%	92%
Risk-free interest rate	3.97%	2.43%
Expected life	6.01 years	6.03 years
Dividend	0%	0%

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

The Company recognized share-based compensation expense as follows for the years ended December 31:

	2023	2022
Administration	$4,849	$4,229
Research and development	3,281	3,483
Commercial activities	1,404	1,336
Total	$9,534	$9,048

10 Debt

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

In accounting for the issuance of the Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. As of December 31, 2023, the estimated fair value of the Convertible Notes was approximately $44.3 million based on level 2 inputs.

The net carrying amount of the Convertible Note were as follows:

	As of December 31,
	2023	2022
Original principal	$50,000	$—
Paid in kind (PIK) interest	2,310	—
Unamortized debt discount	(547)	—
Unamortized debt issuance costs	(1,991)	—
Total	$49,772	$—

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Year ended December 31,
	2023	2022
Contractual interest expense	$2,310	$—
Amortization of debt discount	53	—
Amortization of debt issuance costs	191	—
Total interest expense	$2,554	$—

11 Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period. In addition to the conversion feature on the 2029 Convertible Notes described above, which the Company reviewed and concluded that if-converted would be anti-dilutive due to the facts surrounding the feature, the following potentially dilutive securities have also been excluded from the computation of diluted weighted average shares outstanding as of December 31, as they would be anti-dilutive:

	2023	2022
Share options	8,726,130	7,619,984

Amounts in the table above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

12 Income taxes

A reconciliation between tax expense and the product of accounting income multiplied by the basic income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Loss before income taxes	$(59,685)	$(58,388)
Basic income tax rate	26.50%	26.50%
Computed income tax recovery	(15,817)	(15,473)
Effect on income tax rate resulting from
Accounting charges not deductible for tax purposes	4	13
Non‑deductible share‑based compensation	4,663	2,704
Share issue costs	—	32
Accretion of investments	—	(26)
Tax benefits of current period losses and other tax assets	10,945	12,387
Valuation allowance for prior year adjustment	—	112
Other	205	251
Income tax expense (recovery) reported in the consolidated statements of loss	$—	$—

The Company has incurred Canadian federal and provincial net operating losses (NOLs) from inception. As of December 31, 2023, the Company has NOL carry-forwards of approximately $206.5 million and $203.4 million, respectively, for Canadian federal and Québec purposes, available to reduce future taxable income, which expire beginning in 2026 through 2043. The Company also has scientific research and experimental development expenditures of approximately $26.5 million and $31.8 million, respectively, for Canadian federal and Québec income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary.

The Company has incurred NOLs for U.S. tax purposes. As of December 31, 2023, the Company has carry-forwards of approximately $54.0 million related to U.S. NOLs that may be carried forward indefinitely and are available to reduce future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets have not been recognized in these financial statements because the criteria for recognition of these assets were not met.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company’s deferred tax assets consist of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Net operating loss carry‑forwards	$66,656	$57,952
Tax basis of property and equipment in excess of carrying values	67	97
Tax basis of right of use assets	(421)	—
Tax basis of lease liability	438	—
Tax basis of reserves	6	—
Federal SR&ED investment tax credits	3,735	545
Taxation of federal SR&ED investment tax credits	(990)	(82)
Research and development expenditures	7,643	6,323
Financing costs	186	1,008
Stock based compensation	2,850	—
Change in tax rates	—	51
Others	45	15
Total Net deferred tax assets	80,215	65,909
Less Valuation allowance	(80,215)	(65,909)
Net deferred tax assets	$—	$—

The Company files income tax returns in Canada and in the United States. The Company is subject to Canada Revenue Agency and Revenu Québec examination for fiscal years 2018 to 2023 due to unexpired statute of limitation periods and is subject to US Federal and state income tax examination for fiscal years 2020 to 2023.

13 Government assistance

The Company incurs research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures the years ended December 31, 2023 and 2022 for an amount of $312 and $456, respectively.

14 Commitments

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts. Therefore, as at December 31, 2023 there are no contractual commitments, except for office leases (see note 5).

15 Currency risk

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

	2023	2022
Cash	$2,441	$262
Other receivables	263	262
Operating lease assets	311	462
Accounts payable and accrued liabilities	(52)	(484)
Operating lease liabilities	(306)	(444)
Net financial position exposure	$2,657	$58

The Company does not enter into arrangements to hedge its currency risk exposure.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

16 Fair value of financial instruments

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

For the years ending December 31, 2023 and December 31, 2022, there were no financial instruments measured at fair value on a recurring or non-recurring basis.

17 Royalty Purchase Agreement

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

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these financial statements.

18 Other receivables

Other receivables comprised the following as of December 31:

	2023	2022
Interest receivable	$528	$615
Sales tax receivable	264	261
Clinical receivable	2,400	—
Other current receivable	16	6
	$3,208	$882

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

For the year ended December 31, 2023, the Company recognized a clinical receivable of $2.4 million for clinical upfront payments made to the CRO that completed the NODE-303 trial. The Company recognized no clinical receivables for the year ended December 31, 2022.

19 Subsequent Events

Financing Transaction

On February 28, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, related to an underwritten public offering, or the Offering, of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Under the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations.

The net proceeds to the Company from the Offering, including the proceeds from the exercise by the Underwriters of their option to purchase the additional 3,000,000 common shares in full, was approximately $32.4 million after deducting underwriting commissions and offering expenses payable by the Company.

The Offering closed on March 4, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

As of December 31, 2023, management assessed and management concluded the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Lorenz Muller, Chief Commercial Officer	Termination[1]	January 10, 2024	X		100,000	1/30/2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

1 Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on October 12, 2023.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal No. 1: Election of Directors,” “Proposal No. 1: Election of Directors─Information Regarding the Board and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Proposal No. 1: Election of Directors─Information Regarding the Board of Directors and Corporate Governance─Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.milestonepharma.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Proposal No. 1: Election of Directors─Information Regarding the Board of Directors and Corporate Governance─Director Independence” in our 2024 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth in the section titled “Proposal No. 2: Appointment of Auditor─Auditor Fees” in our 2024 Proxy Statement.

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

4.5

Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K

(File No. 001-38899), filed with the SEC on March 29, 2023).

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

10.18

Consulting Agreement, between the Company and Francis Plat (incorporated herein by reference to

Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 29, 2023).

10.19+

Non-Employee Director Compensation Policy, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 13, 2023).

10.20*

Exchange Agreement, dated as of March 22, 2023, by and among the Company and certain investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).

10.21*♦

Royalty Purchase Agreement, dated as of March 27, 2023, by and among the Company and RTW (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 31, 2023).

10.22*♦

Note Purchase Agreement, dated as of March 27, 2023, by and among the Company and RTW (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 31, 2023).

10.23

First Amendment to Note Purchase Agreement, dated as of August 4, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 13, 2023).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this registration statement).
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

97.1	Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
♦	In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit.
+	Indicates a management contract or compensatory plan

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

Milestone Pharmaceuticals Inc.

Dated: March 21, 2024	/s/ Joseph Oliveto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 21st of  March 2024.

/s/ Joseph Oliveto	Chief Executive Officer and Director
Joseph Oliveto	(principal executive officer)

/s/ Amit Hasija	Chief Financial Officer
Amit Hasija	(principal financial officer and principal accounting officer)

/s/ Robert J. Wills	Chairman of the Board
Robert Wills
/s/ Seth Fischer	Director
Seth Fischer
/s/ Lisa Giles	Director
Lisa M. Giles
/s/ Debra K. Liebert	Director
Debra K. Liebert
/s/ Richard Pasternak	Director
Richard Pasternak
/s/ Michael Tomsicek	Director
Michael Tomsicek