Form 10-K/A
period 2023-12-31
Milestone Pharmaceuticals Inc.
filed 2024-04-29
CIK 1408443

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

Securities registered pursuant to Section 12(g) of the Act: None

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

As of March 21st, 2024, the total number of shares outstanding of the registrant’s Common Shares was 53,149,778 shares, net of treasury shares.

Auditor Name	Auditor Location	Auditor firm ID
PricewaterhouseCoopers LLP	Montreal, Canada	271

“Milestone Pharmaceuticals” and the Milestone logo appearing in this Amendment No. 1 to the Annual Report on Form 10-K are unregistered trademarks of Milestone Pharmaceuticals Inc. All other trademarks, trade names and service marks appearing in this Amendment No. 1 to the Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Amendment No. 1 to the Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

This Amendment No. 1 to the Annual Report on Form 10-K contains references to United States dollars and Canadian dollars. All dollar amounts referenced, unless otherwise indicated, are expressed in United States dollars. References to “$” are to United States dollars and references to “C$” are to Canadian dollars.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Milestone Pharmaceuticals Inc. (the “Company”) for the year ended December 31, 2023 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 21, 2024, to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors within 120 days after the fiscal year end. The Company has determined to include such Part III information by amendment of the Annual Report on Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III is hereby amended and restated as set forth below. In addition, this Amendment deletes the reference on the cover of the Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Form 10-K.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted, as required by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.

Except as described above, no other changes have been made to the Annual Report on Form 10-K and this Amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Directors

The following table sets forth the names and ages, as of April 29, 2024, of each member of our board of directors (the “Board”), and the subsequent narrative provides details about each of the Director nominees’ background and experience.

NAME	AGE	POSITION(S)	DIRECTOR SINCE	RESIDENCE
Robert J. Wills	70	Director and Chair of the Board	October 2020	New Jersey (USA)
Seth H.Z. Fischer	68	Director	March 2023	New Jersey (USA)
Lisa M. Giles	65	Director	October 2020	South Carolina (USA)
Debra K. Liebert	68	Director	June 2015	California (USA)
Joseph Oliveto	57	President, Chief Executive Officer and Director	July 2017	North Carolina (USA)
Richard Pasternak	75	Director	November 2019	New York (USA)
Michael Tomsicek	58	Director	April 2019	Wisconsin (USA)

Robert J. Wills has served as a member of our board since October 2020. He has over 35 years of extensive and significant experience in the pharmaceutical industry, including preclinical and clinical research and development, business development and strategic partnering. Dr. Wills served in a variety of executive roles for Johnson & Johnson (“J&J”) a medical device, pharmaceutical and consumer goods manufacturing company, from December 1989 to February 2015 and recently served as Vice President, Alliance Manager where he was responsible for managing strategic alliances for J&J’s Pharmaceutical Group worldwide since 2002. Prior to this, Dr. Wills spent 22 years in pharmaceutical drug development, 12 of which were at J&J and 10 of which were at Hoffmann-La Roche Inc. Before assuming his role as Vice President, Alliance Manager at J&J, Dr. Wills served as Senior Vice President Global Development at J&J where he was responsible for its late stage development pipeline and was a member of several internal commercial and research and development operating boards. Dr. Wills has served on the board of directors of Oncternal Therapeutics, Inc. (NASDAQ: ONCT) since June 2019, Parion Sciences, Inc. since December 2015, Feldan Therapeutics since June 2020 and Go Therapeutics, Inc. since October 2017. Dr. Wills was previously the chairman of the board of directors of CymaBay Therapeutics, Inc. from October 2015 up until the acquisition by Gilead Sciences in March 2024, and a member of the board of directors of GTx, Inc., where he served as Executive Chairman from March 2015 through June 2019. Dr. Wills holds a B.S. in Biochemistry and a M.S. in Pharmaceutics from the University of Wisconsin and a Ph.D. in Pharmaceutics from the University of Texas. We believe Dr. Wills management and industry experience, including his public company board member experience, qualifies him to serve on our Board.

Seth H.Z. Fischer has served as a member of our board since March 2023. Mr. Fischer currently serves as a member of the board of directors of Agile Therapeutics, Inc. (AGRX), Marinus Pharmaceuticals, Inc., (MRNS), and Esperion Therapeutics, Inc. (ESPR). Previously, Mr. Fischer served as the Chief Executive Officer and as a Director of Vivus, Inc., a publicly traded biopharmaceutical company commercializing and developing innovative, next-generation therapies to address unmet needs in obesity, diabetes, sleep apnea and sexual health from September 2013 to December 2017. Prior to Vivus, Mr. Fischer served in various positions of increasing responsibility at Johnson & Johnson, most recently as Company Group Chairman, Johnson & Johnson and Worldwide Franchise Chairman of Cordis Corporation. Prior to that, he served as Company Group Chairman, North America Pharmaceuticals, which included responsibilities for Ortho-McNeil Pharmaceuticals, Janssen and Scios. Prior to that, Mr. Fischer served as President of Ortho-McNeil Pharmaceuticals. Mr. Fischer’s operating responsibilities encompassed the commercialization of products in multiple therapeutic categories including epilepsy, migraines, neurologic, analgesic, anti-infective, cardiovascular, psychiatric and women’s health areas. From May 2013 to May 2019, Mr. Fischer also served on the Board of Directors of BioSig Technologies, Inc. Mr. Fischer earned a bachelor’s degree in general studies from Ohio University and served as a captain in the U.S. Air Force. We believe Mr. Fischer’s management and industry experience, including his experience in public company management, qualifies him to serve on our Board.

Lisa M. Giles has served as a member of our board since October 2020. She has over 35 years of extensive and significant experience in the pharmaceutical, diagnostic, and device industries, including enterprise strategic planning, portfolio prioritization, development and commercial launch planning, and business development. She has served as the managing director and Chief Executive Officer of Giles & Associates Consultancy, Inc. (GAC) since she founded it in 2000. In addition to serving as an independent Director for Milestone Pharmaceuticals since 2020, she also serves on the Board of HCW Biologics (Nasdaq: HCWB) since 2021, and Northwestern Memorial Foundation’s Board since 2013. She also previously served as a member of the Board of Directors for three other companies: GenMark Diagnostics, Inc. (Nasdaq: GNMK) from 2015 to 2021 upon the sale to Roche; Durata Therapeutics, Inc. (Nasdaq: DRTX) from 2012 to 2014, and Intranasal Therapeutics, Inc. from 2005 to 2006. Ms. Giles has also been the CEO of Optivara, Inc. a software as a service (SaaS) company serving the life sciences industry from 2013 to 2019. Prior to founding GAC, Ms. Giles was the Vice President of Strategy Development at G.D. Searle Pharmaceuticals, a division of Monsanto; a Partner with Business Strategy Consulting, LLC; and held various leadership roles with Abbott Laboratories (NYSE: ABT). Ms. Giles received her B.S. in economics from Juniata College, and completed executive management programs at Stanford University and the University of Chicago. We believe Ms. Giles’ management and industry experience, including her public company board member experience, qualifies her to serve on our Board.

Debra K. Liebert has served as a member of our Board since June 2015. Ms. Liebert served as a Principal of Domain Associates, LLC, a healthcare venture capital firm with an exclusive focus on life sciences, from 2007 to December 2013, and as a Managing Director from January 2014 to December 2019. Currently, Ms. Liebert is an independent consultant to biopharma companies and serves as Chair on Board of Directors of Mispro Biotech Services and as Chief Development Officer for Transposon Therapeutics, Inc. Previously, Ms. Liebert served in various positions at CancerVax Corporation, Atairgin Technologies and Trega Biosciences. Ms. Liebert received her B.S. degree in chemistry from Clarion University, her M.S. degree in pharmacology/toxicology from Duquesne University, and her M.B.A degree from University of California, Los Angeles. We believe that Ms. Liebert’s over 40 years of scientific, strategic and management experience in the healthcare industry qualifies her to serve on our Board.

Joseph Oliveto has served as our President and Chief Executive Officer since March 2017 and as a member of our Board since July 2017. Prior to becoming our President and Chief Executive Officer, Mr. Oliveto served as a consultant to the company from 2016 to March 2017. Mr. Oliveto served as Chief Executive Officer at Galleon Pharmaceuticals, Inc. from July 2015 to June 2016. From June 2008 to June 2014, Mr. Oliveto was at Chelsea Therapeutics International, Ltd., where he held various roles, including those serving as President and Chief Executive Officer and a member of the board of directors from January 2014 to June 2014, overseeing the company’s sale to Lundbeck, Inc., following which he served as an Executive Advisor from July 2014 to July 2015. Mr. Oliveto received his B.A. degree in Chemistry and his M.B.A. degree from Rutgers University. We believe that Mr. Oliveto’s significant experience in the areas of drug development, commercialization and manufacturing as well as business development, qualifies him to serve on our Board.

Richard Pasternak, MD has served as a member of our Board since November 2019. He retired as a Clinical Professor at the Weill Cornell Medical College. In 2019, Dr. Pasternak retired from Cerenis Therapeutics (now ABIONYX Pharma), a French publicly-traded company focused on developing treatments for cardiovascular diseases, where he served since 2011, most recently as Chief Executive Officer and Chair of the Board of Directors. He previously served as Vice President, Head of Cardiovascular Clinical Research, and Head of Global Scientific Affairs and Scientific Leadership, at Merck & Co. from 2004 to 2010. Prior to joining Merck & Co., he was the Director of Preventive Cardiology and Cardiac Rehabilitation at Massachusetts General Hospital, and an Associate Professor of Medicine at Harvard Medical School. Dr. Pasternak also serves on the Board of Anthos Therapeutics. He previously served on the Boards of Essentialis Therapeutics, Magenta Medical LTD, and Haptocure Ltd., as well as several nonprofit organizations. He was also previously a senior advisor to Bay City Capital and Bridge Medicines. Dr. Pasternak received his BA and MD from Yale University and completed his medical and cardiology training at Massachusetts General Hospital. We believe Dr. Pasternak’s clinical, industry and management experience, including his experience serving on public company boards of directors, qualifies him to serve on our Board.

Michael Tomsicek has served as a member of our Board since April 2019. Mr. Tomsicek served as the Chief Financial Officer of CRISPR Therapeutics AG, a Nasdaq-listed gene editing company, from November 2017 through October 2021. Prior to that, Mr. Tomsicek served as Chief Financial Officer of Abiomed, a Nasdaq-listed medical device company, from July 2015 to August 2017. Before that, he was Chief Financial Officer at Cubist Pharmaceuticals, Inc., a Nasdaq-listed biopharmaceutical company. He was at Cubist from August 2010 to January 2015, through the company’s sale to Merck, and held a series of roles of increasing responsibility leading finance, investor relations and strategic sourcing. Prior to Cubist, Mike spent nearly eight years at General Electric Healthcare, ultimately as Chief Financial Officer of the global ultrasound business. Mike holds an M.B.A. and a B.S. in Engineering, both from the University of Wisconsin. We believe Mr. Tomsicek’s management and industry experience, including his public company management experience, qualifies him to serve on our Board.

Information About our Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of April 29, 2024:

NAME	AGE	POSITION(S)
Joseph Oliveto	57	President, Chief Executive Officer and Director
David Bharucha	62	Chief Medical Officer
Amit Hasija	51	Chief Financial Officer and Executive Vice President of Corporate Development
Lorenz Muller	60	Chief Commercial Officer
Jeffrey Nelson	43	Chief Operating Officer

Joseph Oliveto has served as our President and Chief Executive Officer since March 2017 and as a member of our Board since July 2017. Prior to becoming our President and Chief Executive Officer, Mr. Oliveto served as a consultant to the company from 2016 to March 2017. Mr. Oliveto served as Chief Executive Officer at Galleon Pharmaceuticals, Inc. from July 2015 to June 2016. From June 2008 to June 2014, Mr. Oliveto was at Chelsea Therapeutics International, Ltd., where he held various roles, including serving as President and Chief Executive Officer and a member of the board of directors from January 2014 to June 2014, overseeing the company’s sale to Lundbeck, Inc., following which he served as an Executive Advisor from July 2014 to July 2015. Mr. Oliveto received his B.A. degree in Chemistry and his M.B.A. degree from Rutgers University. We believe that Mr. Oliveto’s significant experience in the areas of drug development, commercialization and manufacturing as well as business development, qualifies him to serve on our Board.

David Bharucha has served as our Chief Medical Officer since February 2022. Prior to becoming our Chief Medical Officer, Dr. Bharucha was with Allergan (a division of AbbVie as of 2020), where he held various roles, including serving as Vice President, R&D, Clinical Development Section Head from 2018 to 2021, as Associate Vice-President R&D, Clinical Development, Section Head from 2017 to 2018, and as Senior Director, Branded R&D Clinical Development from 2015 to 2016. His leadership positions included membership and chairing early- and late-stage research and development governance boards and serving on joint development committees with partner companies. Dr. Bharucha received his B.A. (Honors) degree in Biology from Haverford College, his Ph.D. degree in Biochemistry/Molecular Biology from the University of Chicago and his M.D. (Honors) degree from the University of Chicago, Pritzker School of Medicine. Dr. Bharucha became triple board-certified in Internal Medicine, Cardiovascular Disease, and Clinical Cardiac Electrophysiology, and served on the faculty of major medical centers.

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

Lorenz Muller has served as our Chief Commercial Officer since October 2017. Prior to joining our company, Mr. Muller served as the Vice President of Marketing at Exact Sciences Corporation, a molecular diagnostics company, from June 2016 through July 2017. Prior to that, Mr. Muller served as the Executive Director, Thrombosis at Daiichi Sankyo, Inc. from July 2008 through December 2015. Mr. Muller received his B.S. degrees in Chemical Engineering and Life Sciences and his M.S. degree in Chemical Engineering from the Massachusetts Institute of Technology. He received his MBA from the Harvard Graduate School of Business Administration.

Jeffrey Nelson has served as Milestone’s Chief Operating Officer since June 2020. He previously served as Milestone’s Vice President, Project Management from August 2018 until June 2020. Prior to that, Mr. Nelson was Vice President Program Management at Mateon Therapeutics, Inc. (now Oncotelic Therapeutics, Inc.), which was an oncology-focused biotech company, from September 2015 until November 2017. Mr. Nelson holds a BA in Economics from Brandeis University.

Board Composition

Our Board currently consists of seven members. The Company’s articles provide that the number of directors shall be a minimum of three and a maximum of 15 members, which number will be determined from time to time by resolution of the Board in accordance with the Bylaws. Members of our Board are elected at each annual meeting of our shareholders and serve until their successors are elected or appointed, unless their office is vacated earlier. The term of office for each of the directors will expire at the time of our next annual shareholder’s meeting.

Director Independence

Under the Nasdaq Stock Market LLC (“Nasdaq”) Marketplace Rules (the “Nasdaq Listing Rules”), independent directors must comprise a majority of our Board as a public company within one year of listing.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that all of our directors except Joseph Oliveto do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC, the listing requirements of the Nasdaq Listing Rules, and National Instrument 52-110 “Audit Committees”. Our Board has determined that Joseph Oliveto, by virtue of his employment with us, is not independent under applicable rules and regulations of the SEC and the Nasdaq Listing Rules. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our share capital by each non-employee director.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Debra K. Liebert was designated as a director to our Board by Domain Partners VIII, L.P., in connection with a shareholders agreement, which terminated in connection with our initial public offering.

Audit Committee

We have a standing Audit committee comprised of Lisa M. Giles, Robert Wills and Michael Tomsicek. Our Board has determined that all members of the Audit Committee are financially literate and are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The chair of our Audit Committee is Michael Tomsicek. Our Board has determined that Mr. Tomsicek is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulations S-K. Our Board has also determined that each member of our Audit Committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Board Mandate

The Board is responsible for the overall stewardship of the Company and its business, including supervising the management of the Company’s business and affairs. The Board discharges this responsibility directly and through delegation of specific responsibilities to committees of the Board and to our officers. Under the Mandate of the Board (the “Board Mandate”), the Board has established committees to assist with its responsibilities. Our current standing Board committees are (i) the Audit Committee, (ii) the Compensation Committee, (iii) the Nominating and Corporate Governance Committee and (iv) the Clinical Affairs Committee.

Under the Board Mandate, the Board is responsible for, among other things, the following corporate governance-related matters: (i) overseeing the Company’s performance and the quality, depth and continuity of management needed to meet the Company’s strategic objectives; (ii) developing and approving the Company’s approach to and practices regarding corporate governance; (iii) succession planning; (iv) overseeing orientation and education programs for new Directors and ongoing education opportunities for continuing Directors; (v) reviewing, discussing and approving the Company’s strategic planning and organizational structure and supervising management to oversee that the strategic planning and organizational structure preserve and enhance the business of the Company and the Company’s underlying value; (vi) approving and assessing compliance with all significant policies and procedures by which the Company is operating, including the Company’s Code of Business Conduct and Ethics (as described below); (vii) reviewing the Company’s principal risks and assessing whether appropriate systems are in place to manage such risks; and (viii) ensuring the integrity and adequacy of the Company’s internal controls.

Descriptions of Key Positions

The Board determines the delineation of roles and responsibilities for key management and board committee positions. The general duties of the Chief Executive Officer and of the Board Chair are set forth in the Bylaws, which were filed on SEDAR+ at www.sedarplus.com on May 14, 2019. The chairs of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively, have authority, among other things, to call and preside over committee meetings, to set meeting agendas and to determine materials to be distributed to such committee.

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to our Board.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, and agents and representatives. The Nominating and Corporate Governance Committee of our Board is responsible for monitoring compliance with our code of business conduct and ethics and any waivers applicable to any director, executive officer or employee. The full text of our Code of Conduct is posted on our website at investors.milestonepharma.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and agents and representatives, on our website identified above.

In addition, under the Civil Code of Québec, to which we are subject as a legal person existing under the QBCA, and under the QBCA, a director must immediately disclose to the board any situation that may place him or her in a conflict of interest. Any such declaration of interest is recorded in the minutes of proceeding of the board of directors. The director abstains, except if required, from the discussion and voting on the question. In addition, it is our policy that an interested director recuse himself or herself from the decision-making process pertaining to a contract or transaction in which he or she has an interest. To the Company’s knowledge, since January 1, 2022, no conduct of any director or executive officer of the Company has constituted a departure from the Code of Business Conduct and Ethics.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of Directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation.

Insider Trading Policy

We maintain an Insider Trading Policy that, among other things, prohibits all of our directors, employees and consultants, including our named executive officers, from engaging in short sales, hedging of our share ownership positions and transactions involving derivative securities relating to our capital stock. Our Insider Trading Policy also prohibits trading without the prior approval of our Clearing Officer. Further, subject to the provisions of the Insider Trading Policy, we permit our directors and certain employees, including our named executive officers, to adopt the Exchange Act Rule 10b5-1 trading plans (“10b5-1 plans”). Under our Insider Trading Policy, 10b5-1 plans may only be adopted or modified with the approval of our Clearing Officer under our Insider Trading Policy and only when such individual does not otherwise possess material nonpublic information about the Company.

ITEM 11.    EXECUTIVE COMPENSATION.

Executive Officer Compensation

Our named executive officers for the year ended December 31, 2023, which consist of our principal executive officer and our next two most highly compensated executive officers who were serving as executive officers at the end of 2023 are:

•	Joseph Oliveto;

•	Amit Hasija; and

•	David Bharucha.

Summary Compensation Table

The following table provides information regarding the compensation provided to our named executive officers for the years ended December 31, 2023 and 2022.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)(1)	OPTION AWARDS ($)(2)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(3)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Joseph Oliveto	2023	601,520	1,028,621	292,000	55,951	(4)	1,978,092
Chief Executive Officer	2022	584,000	2,060,115	266,255	55,457	(5)	2,965,827
David Bharucha	2023	458,350	528,597	190,460	42,624	(6)	1,220,031
Chief Medical Officer	2022	391,087	1,608,794	–	18,390	(7)	2,018,181
Amit Hasija	2023	437,750	371,447	148,750	48,390	(8)	1,006,337
Chief Financial Officer and Executive Vice President of Corporate Development	2022	425,000	721,398	135,548	42,633	(9)	1,324,579

(1)	Salary amounts represent actual amounts paid during 2023 and 2022, except as otherwise noted. See “—Narrative to the Summary Compensation Table—Annual Base Salary” below.

(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during fiscal years 2023 and 2022 computed in accordance with ASC 718 for share-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share options, the exercise of the share options, or the sale of the common shares underlying such share options.

(3)	Reflects performance-based cash bonuses awarded to our named executive officers. See “—Narrative to the Summary Compensation Table—Non Equity Incentive Plan Compensation” below for a description of the material terms pursuant to which this compensation was awarded.

(4)	Includes (i) $38,654 in Company contributions to Mr. Oliveto’s 401(k) and (ii) $17,296 in Company contributions to Mr. Oliveto’s life insurance premiums.

(5)	Includes (i) $38,134 in Company contributions to Mr. Oliveto’s 401(k) and (ii) $17,322 in Company contributions to Mr. Oliveto’s life insurance premiums.

(6)	Includes (i) $38,532 in Company contributions to Dr. Bharucha’s 401(k) and (ii) $4,092 in Company contributions to Dr. Bharucha’s life insurance premiums.

(7)	Includes (i) $14,879 in Company contributions to Dr. Bharucha’s 401(k) and (ii) $3,511 in Company contributions to Dr. Bharucha’s life insurance premiums.

(8)	Includes (i) $38,752 in Company contributions to Mr. Hasija’s 401(k) and (ii) $9,638 in Company contributions to Mr. Hasija’s life insurance premiums.

(9)	Includes (i) $33,187 in Company contributions to Mr. Hasija’s 401(k) and (ii) $9,447 in Company contributions to Mr. Hasija’s life insurance premiums.

Narrative to the Summary Compensation Table

Our Board reviews compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our shareholders and a long-term commitment to our Company.

Either our Board or the Compensation Committee has historically determined our executive officers’ compensation and has typically reviewed and discussed management’s proposed compensation with our chief executive officer for all executives other than our chief executive officer. Based on those discussions and its discretion, the Compensation Committee and our full Board then approved the compensation of each executive officer. Following the completion of our initial public offering in May 2019, the Compensation Committee determined our executive officers’ compensation and followed this process, and the Compensation Committee itself, rather than our Board, approves the compensation of each executive officer other than our Chief Executive Officer.

Annual Base Salary

Base salaries for our executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2022, the base salaries of Mr. Oliveto, Mr. Hasija, and Dr. Bharucha were $584,000, $425,000, and $391,087, respectively, and for 2023, the base salaries of Mr. Oliveto, Mr. Hasija, and Dr. Bharucha were $601,520, $437,750, and $458,350, respectively. In making decisions regarding salary increases, we may also draw upon the experience of members of our Board with executives at other companies.

Non-Equity Incentive Plan Compensation

In accordance with the terms of their employment agreements, as amended, our named executive officers are eligible to receive discretionary annual bonuses of up to a percentage of each executive’s gross base salary based on individual performance, Company performance or as otherwise determined appropriate, as determined by our Board. The target bonus percentages for each of Mr. Oliveto, Mr. Hasija and Dr. Bharucha in 2022 and 2023, as applicable, were: Mr. Oliveto, 50%; Mr. Hasija, 35% and Dr. Bharucha, 40%.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our shareholders with those of our employees and consultants, including our executive officers. The Board and the Compensation Committee are responsible for approving equity grants. As of the date hereof, share option awards were the only form of equity awards we have granted to any of our executive officers.

We have historically used share options as an incentive for long-term compensation to our executive officers because the share options allow our executive officers to profit from this form of equity compensation only if our share price increases relative to the share option’s exercise price, which exercise price is set at the fair market value of our common shares on the date of grant. We may grant equity awards at such times as our Board determines appropriate. In addition, in connection with our initial public offering in May 2019, our Board delegated certain authority to our Compensation Committee to grant equity awards. Our executives generally are awarded an initial grant in the form of a share option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our initial public offering in May 2019, we granted all share options pursuant to our Stock Option Plan (the “2011 Plan”). Following our initial public offering, we have granted equity incentive awards under the terms of the 2019 Equity Incentive Plan (the “2019 Plan”). The terms of our equity plans are described below under “—Equity Incentive Plans.”

All options are granted with an exercise price per share that is no less than the fair market value of our common shares on the date of grant of such award. Our share option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards at Fiscal Year-End.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2023. Prior to our initial public offering in May 2019, we granted all share options pursuant to the 2011 Plan. Following our initial public offering, we have granted equity incentive awards under the terms of the 2019 Plan, except as otherwise noted.

			OPTION AWARDS
NAME AND PRINCIPAL POSITION	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) (EXERCISABLE)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) (UNEXERCISABLE)		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Joseph Oliveto	10/27/2016	9/19/2016	121,574	—		1.12	9/19/2026
Chief Executive Officer	1/3/2017	9/19/2016	8,960	—		1.12	1/3/2027
	12/12/2017	9/19/2016	108,491	—		1.54	9/19/2027
	12/12/2017	10/19/2016	5,365	—		1.54	9/19/2027
	10/26/2018	9/19/2016	11,970	—		2.66	10/25/2028
	10/26/2018	9/19/2016	179,509	—		2.66	10/25/2028
	11/21/2018	1/21/2020	75,196	—		2.66	11/21/2028
	11/21/2018	11/21/2018	187,996			2.66	11/21/2028
	6/5/2020(2)	6/5/2020	150,000	—		3.74	6/5/2030
	3/24/2021(2)	1/24/2022	1	17,650	(1)	6.26	3/24/2031
	3/24/2021(2)	3/24/2021	460,624	191,725	(1)	6.26	3/24/2031
	3/21/2022(2)	1/21/2025	—	18,315	(1)	5.46	3/21/2032
	3/21/2022(2)	3/21/2022	218,750	262,935	(1)	5.46	3/21/2032
	2/16/2023(2)	2/16/2023	—	360,000	(1)	3.59	2/16/2033

Amit Hasija	6/5/2020(2)	6/5/2020	115,000	—		3.74	6/5/2030
Chief Financial Officer and Executive Vice President of Corporate Development	3/24/2021(2)	3/24/2021	2	25,113	(1)	6.26	3/24/2031
	3/24/2021(2)	3/24/2021	164,998	49,887	(1)	6.26	3/24/2031
	3/21/2022(2)	1/21/2024	—	12,054	(1)	5.46	3/21/2032
	3/21/2022(2)	3/21/2022	76,562	86,384	(1)	5.46	3/21/2032
	2/16/2023(2)	2/16/2023	—	130,000	(1)	3.59	2/16/2033

David Bharucha	2/15/2022(3)	2/15/2022	151,250	178,750	(1)	6.47	2/15/2032
Chief Medical Officer	2/16/2023(2)	2/16/2023	—	185,000	(1)	3.59	2/16/2033

(1)	The common shares underlying the options vest as to 25% on the first anniversary of the vesting commencement date, and the remaining shares vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued service through each vesting date.

(2)	Granted pursuant to the terms of our 2019 Plan.

(3)	Granted outside of our 2019 Plan.

Employment Arrangements

We have entered into employment agreements with each of our named executive officers. The agreements set forth the named executive officer’s initial base salary, bonus potential, eligibility for employee benefits and severance benefits upon a qualifying termination of employment, subject to certain non-solicitation and non-competition provisions. Any potential payments and benefits due upon a qualifying termination of employment or a change in control are further described below under “—Potential Payments and Benefits upon Termination or Change in Control.”

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

In April 2019 in connection with our initial public offering, we entered into an amended and restated employment agreement with Mr. Oliveto that governed the terms of his employment with us prior to June 2020. Pursuant to his amended and restated agreement, Mr. Oliveto was entitled to an annual base salary of $500,000 and is eligible to receive an annual target performance bonus of 50% of his gross base salary.

Under the terms of his agreement, as further amended in June 2020, Mr. Oliveto is eligible to receive an annual target performance bonus of 50% of the greater of his gross base salary and $550,000.

For 2022, Mr. Oliveto’s annual base salary was $584,000 and target annual performance bonus was 50% of his annual base salary, as determined by the Board in its sole discretion. In February 2023, the Compensation Committee approved, effective January 1, 2023, a merit increase to Mr. Oliveto’s base salary to $601,520 and an annual target bonus of 50% of his gross base salary.

For 2023, Mr. Oliveto’s annual base salary was $601,520 and target annual performance bonus was 50% of his annual base salary, as determined by the Board in its sole discretion. In March 2024, the Compensation Committee decided not to provide a merit increase to Mr. Oliveto’s base salary for the fiscal year ended December 31, 2024. Mr. Oliveto has an annual target bonus of 50% of his gross base salary for the fiscal year ended December 31, 2024.

Agreement with Amit Hasija

We entered into an employment agreement with Mr. Hasija, our Chief Financial Officer and Executive Vice President of Corporate Development, in September 2019 that governed the terms of his employment with us prior to June 2020. Pursuant to his agreement, Mr. Hasija was entitled to an annual base salary of $390,000, was eligible to receive an annual target performance bonus of 35% of his gross base salary, and was granted an option to purchase up to 147,000 common shares.

Under the terms of his agreement, as further amended in June 2020, Mr. Hasija is eligible to receive an annual target performance bonus of 35% of the greater of his gross base salary and $400,000 and he received a retention bonus of $80,000 as his employment continued through June 1, 2021 or if he is terminated prior to such date without cause. In addition, Mr. Hasija received an additional retention bonus of $20,000 as his employment continued through December 31, 2021. We also granted Mr. Hasija options to purchase up to an aggregate of 115,000 common shares in connection with the execution of his employment agreement amendment.

For 2022, Mr. Hasija’s annual base salary was $425,000 and target annual performance bonus was 35% of his annual base salary, as determined by the Board in its sole discretion. In February 2023, the Compensation Committee approved, effective January 1, 2023, a merit increase to Mr. Hasija’s base salary to $437,750 and an annual target bonus of 35% of his gross base salary.

For 2023, Mr. Hasija’s annual base salary was $437,750 and target annual performance bonus was 35% of his annual base salary, as determined by the Board in its sole discretion. In March 2024, the Compensation Committee decided not to provide a merit increase to Mr. Hasija’s base salary for the fiscal year ended December 31, 2024. Mr. Hasija has an annual target bonus of 35% of his gross base salary for the fiscal year ended December 31, 2024.

Agreement with David Bharucha

We entered into an employment agreement with Dr. Bharucha, our Chief Medical Officer, in February 2022. Pursuant to his agreement, Dr. Bharucha was entitled to an annual base salary of $445,000, was eligible to receive an annual target performance bonus of 40% of his gross base salary, and was granted an option to purchase up to 330,000 common shares.

For 2022, Dr. Bharucha’s annual base salary was $445,000 and target annual performance bonus was 40% of his annual base salary, as determined by the Board in its sole discretion. In February 2023, the Compensation Committee approved, effective January 1, 2023, a merit increase to Dr. Bharucha’s base salary to $458,350 and an annual target bonus of 40% of his gross base salary.

For 2023, Mr. Bharucha’s annual base salary was $458,350 and target annual performance bonus was 40% of his annual base salary, as determined by the Board in its sole discretion. In March 2024, the Compensation Committee decided not to provide a merit increase to Mr. Bharucha’s base salary for the fiscal year ended December 31, 2024. Mr. Bharucha has an annual target bonus of 40% of his gross base salary for the fiscal year ended December 31, 2024.

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

Joseph Oliveto

Under his amended and restated employment agreement, if Mr. Oliveto is terminated by us without cause or if Mr. Oliveto resigns for good reason, he is entitled to salary continuation and reimbursement of premiums to continue health care benefits for a period of 12 months, subject to his execution of a general release in favor of the Company. If Mr. Oliveto is terminated without cause or resigns for good reason within 30 days prior to, or 12 months following, a change in control, he is entitled to receive (i) salary continuation and reimbursement of premiums to continue health care benefits for a period of 18 months, (ii) a one-time bonus equal to one and a half times his target bonus for the year in which he is terminated and (iii) accelerated vesting of any outstanding and unvested share options, subject in the case of the foregoing clauses (i) and (ii), to his execution of a general release in favor of our Company.

Amit Hasija

Under his employment agreement, if Mr. Hasija is terminated by us without cause or if Mr. Hasija resigns for good reason, he is entitled to salary continuation and reimbursement of premiums to continue health care benefits for a period of nine months, subject to his execution of a general release in favor of our Company. If Mr. Hasija is terminated without cause or resigns for good reason within 30 days prior to, or 12 months following, a change in control, he is entitled to receive (i) salary continuation and reimbursement of premiums to continue health care benefits for a period of 12 months, (ii) a one-time bonus equal to his target bonus for the year in which he is terminated and (iii) accelerated vesting of any outstanding and unvested share options, subject in the case of the foregoing clauses (i) and (ii), to his execution of a general release in favor of our Company.

David Bharucha

Under his employment agreement, if Dr. Bharucha is terminated by us without cause or if Dr. Bharucha resigns for good reason, he is entitled to salary continuation and reimbursement of premiums to continue health care benefits for a period of nine months, subject to his execution of a general release in favor of our Company. If Dr. Bharucha is terminated without cause or resigns for good reason within 30 days prior to, or 12 months following, a change in control, he is entitled to receive (i) salary continuation and reimbursement of premiums to continue health care benefits for a period of nine months, (ii) a one-time bonus equal to his target bonus for the year in which he is terminated and (iii) accelerated vesting of any outstanding and unvested share options, subject in the case of the foregoing clauses (i) and (ii), to his execution of a general release in favor of our Company.

Health and Welfare and Retirement Benefits; Perquisites

Beginning in 2019, all employees either receive insurance coverage made available to the U.S. employees or group benefits insurance coverage made available to the Canadian employees. In November 2019, our Compensation Committee authorized the creation of a 401(k) plan and a registered retirement savings plan for our employees in the United States or Canada, which we have subsequently implemented for participation by our employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. Our Board may elect to adopt qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interests.

Equity Benefit Plans

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Clawback Policy

In November 2023, the Compensation Committee adopted our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment.

Non-Employee Director Compensation

Prior to our initial public offering in May 2019, we did not historically have a formal compensation policy with respect to service on our Board, but we had reimbursed our non-employee directors for direct expenses incurred in connection with attending meetings of our Board or its committees, and occasionally granted share options.

In April 2019, our Board approved a non-employee director compensation policy that became effective in connection with our initial public offering in May 2019. This policy was amended in April 2020, February 2023 and July 2023, and was most recently amended again in March 2024. Under this policy, as amended, we pay each of our non-employee directors a cash retainer for service on the Board and for service on each committee on which the director is a member. The chairperson of each committee receives a higher retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our Board or the applicable committee. No retainers were paid in respect of any period prior to the completion of our initial public offering in May 2019. The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

Position	Annual Service Retainer	Chairperson Additional Annual Retainer
Board of Directors	$42,500	$30,000
Audit Committee	10,000	10,000
Compensation Committee	7,500	7,500
Nominating and Corporate Governance Committee	5,000	5,000
Clinical Affairs Committee	6,000	6,000

In addition, under our non-employee director compensation policy, each non-employee director elected to our Board receives an option to purchase 42,000 of our common shares. The shares subject to each such option vest monthly over a three-year period, subject to the director’s continued service as a director. Further, on the date of the annual meeting of the shareholders, each non-employee director that continues to serve as a non-employee member on our Board will receive an option to purchase 40,000 of our common shares. The shares subject to each such option will vest in twelve equal monthly installments following the date of grant, provided that such grant shall in any case vest in full on the date of the next year’s annual grant, subject to the director’s continued service as a director, and provided further, that such shares will vest in full upon a change in control (as defined in the 2019 Plan). The exercise price per share of these options will equal the fair market value of our common shares on the date of grant.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our shareholders.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board by our non-employee directors during the year ended December 31, 2023. Joseph Oliveto also served on our Board, but did not receive any additional compensation for his service as a director and therefore is not included in the table below. Seth H.Z. Fischer was appointed to our board in March 2023.

The compensation for Joseph Oliveto as a named executive officer is set forth above under “—Summary Compensation Table.”

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)(1)(2)	TOTAL ($)
Robert J. Wills	86,500	90,265	176,765
Seth H.Z. Fischer(3)	48,000	205,857	253,857
Lisa M. Giles	65,500	90,265	155,765
Debra K. Liebert	59,000	90,265	149,265
Richard Pasternak	59,000	90,265	149,265
Michael Tomsicek	63,000	90,265	153,265

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during fiscal year 2019 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 9 to our audited consolidated financial statements included elsewhere in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the share options, the exercise of the share options or the sale of the common shares underlying such share options.

(2)	The following table provides information regarding the number of common shares underlying share options granted to our non-employee directors that were outstanding as of December 31, 2023:

NAME	OPTION AWARDS OUTSTANDING AT YEAR-END
Robert J. Wills	120,000
Seth H.Z. Fischer(a)	72,000
Lisa M. Giles	120,000
Debra K. Liebert	124,000
Richard Pasternak	124,000
Michael Tomsicek	132,447

(a)	Seth H.Z. Fischer was appointed to our board in March 2023.

(3)	Seth H.Z. Fischer was appointed to our board in March 2023. All information regarding compensation and awards in this section reflects the compensation of Mr. Fischer as a director from and after March 2023.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently, or has been at any time, one of our executive officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our share capital as of April 15, 2024 by:

•	each person, or group of affiliated persons, known by us to beneficially own, or control or direct directly or indirectly, more than 5% of our common shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

The percentage ownership information is based on 53,245,165 common shares outstanding as of April 15, 2024.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common shares. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include common shares issuable pursuant to the exercise of options that are either immediately exercisable or exercisable within 60 days of April 15, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Milestone Pharmaceuticals Inc., 1111 Dr. Frederik-Philips Blvd., Suite 420, Montréal, Québec CA H4M 2X6.

NAME	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED
Greater than 5% Shareholders:
Entities affiliated with RTW Investments L.P.(1)	5,548,152	9.9%
Blackrock, Inc.(2)	3,270,749	6.1%
Directors and Named Executive Officers:
Joseph Oliveto(3)	2,047,987	3.7%
David Bharucha(4)	258,557	*
Amit Hasija(5)	459,621	*
Debra K. Liebert(6)	134,127	*
Richard Pasternak(7)	134,000	*
Michael Tomsicek(8)	147,447	*
Seth H.Z. Fischer(9)	42,250	*
Lisa M. Giles(10)	120,000	*
Robert J. Wills(11)	135,000	*
All current executive officers and directors as a group (11 persons)(12)	4,452,555	7.8%

*      Represents beneficial ownership of less than 1%.

(1)	Based in part on a Schedule 13G/A as filed by RTW Investments, LP (“RTW”) on February 14, 2024. Consists of (a) 3,256,102 common shares and (b) 2,292,050 common shares issuable upon exercise of certain pre-funded warrants issued in July 2020 (the “July Pre-Funded Warrants”) held directly by RTW Master Fund, Ltd. As a result of the Ownership Caps (as defined below), the following have been excluded from the amounts reported above as beneficially owned: (a) 4,373,081 July Pre-Funded Warrants, (b) 952,380 common shares issuable upon exercise of certain pre-funded warrants issued in October 2020 (the “October Pre-Funded Warrants”), (c) 910,746 common shares issuable upon exercise of certain pre-funded warrants issued in May 2021 (the “May Pre-Funded Warrants”) and (d) 1,059,000 pre-funded warrants issued in March 2023 (the “March Pre-Funded Warrants”, and together with the July Pre-Funded Warrants and the October Pre-Funded Warrants, the “Pre-Funded Warrants”). RTW Investments, LP is the investment manager of RTW Master Fund, Ltd., and has the power to vote and the power to direct the disposition of all such common shares held by the fund. Roderick Wong, M.D. is the Managing Partner and Chief Investment Officer of RTW Investments, LP and may be deemed to beneficially own such common shares. The address of RTW Investments, LP and Dr. Wong is 40 10th Avenue, Floor 7, New York, New York, 10014.

(2)	Based solely on a Schedule 13G/A as filed by Blackrock, Inc. on January 24, 2024. The principal business address of Blackrock, Inc. is BlackRock, Inc., 55 East 52nd Street, New York, NY 10055.

(3)	Includes 1,762,811 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(4)	Includes 243,437 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(5)	Includes 440,417 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(6)	Includes (a) 124,000 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024 and (b) 10,000 common shares held by The Liebert Rodriguez Revocable Trust. Ms. Liebert is the trustee of The Liebert Rodriguez Revocable Trust and, as such, has voting and investment power over the shares held by The Liebert Rodriguez Revocable Trust.

(7)	Includes 124,000 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(8)	Includes 132,447 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(9)	Represents common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(10)	Represents common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(11)	Includes 120,000 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

(12)	Includes 3,974,542 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of April 15, 2024.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2011 Stock Option Plan	1,694,233	2.09	─	(1)
2019 Equity Incentive Plan	6,406,897	5.82	1,704,960	(2)
2019 Employee Share Purchase Plan	─	─	1,463,936	(3)
Equity compensation plans not approved by security holders	─	─	─
2021 Inducement Plan (4)	625,000	5.74	375,000
Total	8,726,130	5.09	3,543,896

(1)	Following the adoption of the 2019 Plan, no additional share awards have been or will be granted under the 2011 Plan. Any shares becoming available under the 2011 Plan by repurchase, forfeiture, expiration or cancellation will become available for grant under the 2019 Plan.

(2)	The number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2020 through January 1, 2029, in an amount equal to 4% of the total number of the Company’s capital shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. In connection with our 2022 annual meeting of shareholders, we amended the 2019 Plan to provide that (1) an additional 1,000,000 shares may be issued pursuant to share awards granted under the 2019 Plan and (2) an additional 3,000,000 shares are authorized for issuance under the 2019 Plan pursuant to the grant of incentive stock options.

(3)	The number of Company’s common shares reserved for issuance under the 2019 ESPP automatically increases on January 1 of each calendar year, beginning on January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of the Company’s share capital outstanding on the last day of the calendar month before the date of the automatic increase and (2) 487,837 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2).

In November 2021, our Board adopted the 2021 Inducement Plan, under which we reserved 1,000,000 of the Company's common shares. Shareholder approval of the 2021 Inducement Plan was not required under Nasdaq Marketplace Rule 5635(c)(4). The 2021 Inducement Plan provides for the issuance of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards exclusively to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual's entry into employment with us within the meaning of Nasdaq Marketplace Rule 5635(c)(4). The terms of awards under the 2021 Inducement Plan are substantially similar to those of the 2019 Equity Incentive Plan, including the treatment of awards upon a corporate transaction or change in control. As of December 31, 2023, 625,000 options to purchase shares were outstanding under the 2021 Inducement Plan. All options granted under the 2021 Plan have a maximum term of ten years. Awards under the 2021 Inducement Plan may be amended by the Board or Compensation Committee at any time or from time to time in accordance with the terms of the 2021 Inducement Plan and applicable law.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions and agreements since January 1, 2023 and any currently proposed transactions or agreements, to which we were, or are to be, a participant (or to which any of our subsidiaries was, or is to be, a participant), in which (1) the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and (2) any of the following persons had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Item 11. Executive Compensation”: (i) any director; (ii) director nominee; (iii) executive officer; (iv) holders of more than 5% of our share capital; (v) any person who beneficially owns, or controls or directs, directly or indirectly, voting securities of the Company or a combination of both carrying more than 10% of the voting rights attached to all outstanding voting securities of the Company other than voting securities held by the person as underwriter in the course of a distribution; and (vi) a director or executive officer of any of the Company’s subsidiary or of any person set forth in the preceding clause (v); and (vii) associates, affiliates or members of the immediate family of any person set forth in the preceding clauses (i)-(vi).

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Registration Rights Agreement

We are party to a third amended and restated registration rights agreement, dated October 15, 2018, with certain holders of common shares issued upon conversion of preferred shares. This agreement provides that these holders are entitled to certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we otherwise file. The registration rights will terminate upon the earliest of (i) the occurrence of certain mergers or consolidations of the Company, (ii) the date on which the shares that are the subject to the agreement are publicly sold, or if they may be publicly sold: (x) pursuant to Rule 144 of the Securities Act and (y) Section 2.5 of Regulation 45-102 respecting Resale of Securities, as adopted by the Canadian Securities Administrators of and (iii) five years after the completion of such offering.

Private Placements

Royalty Purchase Agreement

On March 27, 2023, we entered into a Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with RTW Investments, LP and certain of its affiliates (collectively, “RTW”).

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following U.S. Food and Drug Administration (“FDA”) approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments (the “royalty interest”) on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7% (the “Initial Tier Royalty”) of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales in the United States are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

The Royalty Purchase Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions customary for transactions of this nature, including the grant of a back-up security interests in the purchased royalties and certain assets related to etripamil and restrictions on the incurrence of additional indebtedness.

Note Purchase Agreement

On March 27, 2023, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) with RTW. Pursuant to the Note Purchase Agreement, on March 29, 2023, we issued and sold $50 million principal amount of 6.0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”) to RTW.

The 2029 Convertible Notes are senior secured obligations and are guaranteed on a senior secured basis by our wholly owned subsidiary, Milestone Pharmaceuticals USA, Inc. Interest at the annual rate of 6.0% is payable quarterly in cash or, at our option, payable in kind for the first three years. The maturity date for the 2029 Convertible Notes will be March 31, 2029 (the “Maturity Date”). The obligations under the 2029 Convertible Notes are secured by substantially all of our and our subsidiary guarantor’s assets.

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

February 2024 Private Placement

On February 28, 2024, we issued and sold to certain institutional and accredited investors (the “Investors”) in a private placement (the “Private Placement”) an aggregate of 19,666,667 shares (the “Shares”) of the Company’s common stock, without par value, in addition to pre-funded warrants (the “Private Placement Pre-Funded Warrants”) to purchase an aggregate of 3,333,333 shares of common stock. The purchase price per Share was $1.50 (or $1.499 per Private Placement Pre-Funded Warrant, which represents the purchase price per Share to be sold in the Private Placement, minus the $0.001 per share exercise price of each such Private Placement Pre-Funded Warrants). Affiliates of RTW Investments, LP, an existing investor that previously held five percent or more of the Company’s outstanding common stock, purchased all the Private Placement Pre-Funded Warrants.

Other Transactions

We have entered into various employment-related agreements with our executive officers that, among other things, provide for compensatory and certain change in control benefits. For a description of these agreements and arrangements, see “Item 11. Executive Compensation.”

We have also granted options to purchase shares of our common shares to our executive officers and directors. For a description of these options, see the section titled “Item 11. Executive Compensation.”

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

Related Party Transaction Policy

In connection with the completion of our initial public offering in May 2019, our Board adopted a written related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related party transactions. For purposes of this policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are participants involving an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A “related person” is any executive officer, director, nominee to become a director or a holder of more than 5% of our share capital, or any affiliate or member of the immediate family of the foregoing.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee or, where review by our Audit Committee would be inappropriate due to a conflict of interest, to another independent body of our Board, for review. The presentation must include a description of, among other things, all of the parties, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our Audit Committee or another independent body of our Board takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties under the same or similar circumstances.

All of the transactions described in this section that occurred prior to the completion of our initial public offering in May 2019 were entered into prior to the adoption of this policy. Although prior to May 2019 we did not have a written policy for the review and approval of transactions with related persons, our Board had historically reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest in the agreement or transaction were disclosed to our Board. Our Board took this information into account when evaluating the transaction and in determining whether such a transaction was fair to us and in the best interest of all our shareholders. Since the completion of our initial public offering in May 2019 and the implementation of our related persons transactions policy, our Board has complied with the provisions of this policy in analyzing such transactions.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information on the fees paid by the Company to PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm and independent registered public accounting firm for the years ended December 31, 2023 and December 31, 2022 is set forth below.

	YEAR ENDED DECEMBER 31,
Fee Category(1)	2023	2022
Audit Fees(2)	325,952	325,673
Audit-related Fees(3)	176,052	150,451
Tax Fees(4)	37,393	31,829
All Other Fees(5)	0	0
	$539,396	$507,953

(1)	Fees in this Amendment No. 1 are presented in U.S. dollars. Fees in the annual proxy statement filed with the SEC on April 28, 2023 were presented in Canadian dollars.

(2)	“Audit Fees” consist of fees for the audit of our annual consolidated financial statements.

(3)	“Audit-related Fees” include aggregate fees billed for services that are performed by the external auditor for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported under “Audit Fees.”

(4)	“Tax Fees” include aggregate fees billed for professional services rendered by the external auditor for tax compliance, tax advice and tax planning, other than those included in “Audit Fees” or “Audit-related Fees.”

(5)	“All Other Fees” consist of all other non-audit services, other than those reporting in footnotes (1), (2) and (3) above.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 103 of the Form 10-K, which is incorporated into this item by reference.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The following list of exhibits includes exhibits submitted with this Amendment as filed with the SEC and others incorporated by reference to other filings.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).
4.2	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020).
4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on October 26, 2020).
4.4	Third Amended and Restated Registration Rights Agreement, by and among the Company and certain of its shareholders, dated October 15, 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
4.5	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K(File No. 001-38899), filed with the SEC on March 29, 2023).
4.6	2021 Inducement Plan, approved by the Board of the Company on November 10, 2021 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-263807), filed with the SEC on March 24, 2022).
4.7	Form of Exchange Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).
10.1+	Third Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
10.2+	Form of Award and Grant Notices under the Third Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
10.3+	Amended 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 10, 2022).
10.4+	Form of U.S. Stock Option Grant Notice and Stock Option Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).

10.5+	Form of U.S. Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).
10.6+	Form of Canadian Stock Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).
10.7+	Form of Canadian Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).
10.8+	2019 Employee Share Purchase Plan (incorporated herein by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 333-231347), filed with the SEC on May 9, 2019).
10.9+	Amended and Restated Employment Agreement between Joseph Oliveto and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019), as amended by First Amendment to Amended and Restated Employment Agreement between Joseph Oliveto and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).
10.10+	Employment Agreement between Amit Hasija and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on September 9, 2019), as amended by First Amendment to Employment Agreement between Amit Hasija and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).
10.11+	Amended and Restated Employment Agreement between Francis Plat and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019), as amended by Amending Agreement between Francis Plat and Milestone Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 8, 2020).
10.12+	Employment Agreement, dated February 15, 2022 between David Bharucha, M.D., Ph.D. and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on February 16, 2022).
10.13+	Securities Purchase Agreement dated July 22, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 23, 2020).
10.14+	Open Market Sale AgreementSM, dated July 29, 2020, by and between Milestone Pharmaceuticals Inc. and Jefferies LLC 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 29, 2020).
10.15+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 12, 2019).
10.16+	Amended and Restated Employment Agreement between Lorenz Muller and Milestone Pharmaceuticals USA, Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230846), filed with the SEC on April 29, 2019).
10.17*	License and Collaboration Agreement by and among the Company and Ji Xing Pharmaceuticals, Limited, dated May 15, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on August 11, 2021).
10.18	Consulting Agreement, between the Company and Francis Plat (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 29, 2023).
10.19+	Non-Employee Director Compensation Policy, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 13, 2023).

10.20*	Exchange Agreement, dated as of March 22, 2023, by and among the Company and certain investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 27, 2023).
10.21*♦	Royalty Purchase Agreement, dated as of March 27, 2023, by and among the Company and RTW (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 31, 2023).
10.22*♦	Note Purchase Agreement, dated as of March 27, 2023, by and among the Company and RTW (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 31, 2023).
10.23	First Amendment to Note Purchase Agreement, dated as of August 4, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 13, 2023).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 21, 2024).
24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 21, 2024).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 21, 2024).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 21, 2024).
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1˄	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 21, 2024).
97.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38899), filed with the SEC on March 21, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

♦	In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit.

+             Indicates a management contract or compensatory plan

˄      These certifications are being furnished solely to accompany this Amendment pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Pharmaceuticals Inc.

Dated: April 29, 2024	/s/ Joseph Oliveto
Joseph Oliveto
Chief Executive Officer