Form 10-Q
period 2024-03-31
Milestone Pharmaceuticals Inc.
filed 2024-05-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13th, 2024, the registrant had 53,260,467 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

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

The foregoing list of risks is not exhaustive. Other sections of this Quarterly Report on Form 10-Q and the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR profile at www.sedarplus.com on March 21, 2024, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$10,131	$13,760
Short-term investments	79,350	52,243
Research and development tax credits receivable	711	643
Prepaid expenses	2,362	3,178
Other receivables	1,413	3,208
Total current assets	93,967	73,032
Operating lease right-of-use assets	1,785	1,917
Property and equipment	249	277
Total assets	$96,001	$75,226

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$3,575	$6,680
Operating lease liabilities	555	546
Total current liabilities	4,130	7,226
Operating lease liabilities, net of current portion	1,306	1,457
Senior secured convertible notes	50,644	49,772
Total liabilities	56,080	58,455

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 53,245,165 shares issued and outstanding as of March 31, 2024, 33,483,111 shares issued and outstanding as of December 31, 2023	287,879	260,504
Pre-funded warrants - 12,910,590 issued and outstanding as of March 31, 2024 and 9,577,257 as of December 31, 2023	53,076	48,459
Additional paid-in capital	35,346	33,834
Accumulated deficit	(336,380)	(326,026)

Total shareholders’ equity	39,921	16,771

Total liabilities and shareholders’ equity	$96,001	$75,226

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2024	2023

Revenue	$—	$1,000

Operating expenses
Research and development, net of tax credits	3,639	10,257
General and administrative	3,953	3,889
Commercial	2,884	2,356

Loss from operations	(10,476)	(15,502)

Interest income	994	585
Interest expense	(872)	(33)

Net loss and comprehensive loss	$(10,354)	$(14,950)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	50,155,111	42,853,275

Net loss per share, basic and diluted	$(0.21)	$(0.35)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions in three-month period ended March 31, 2023
Net loss	—	—	—	—	—	(14,950)	(14,950)
Exercise of stock options	67,224	213	—	—	(89)	—	124
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	2,293	—	2,293
Exchange of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	42,988	128	—	—	—	—	128
Balance as of March 31, 2023	33,337,214	$260,126	9,577,257	$48,459	$26,641	$(281,291)	$53,935

Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions in three-month period ended March 31, 2024
Net loss	—	—	—	—	—	(10,354)	(10,354)
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	1,512	—	1,512
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	95,387	117	—	—	—	—	117
Balance as of March 31, 2024	53,245,165	$287,879	12,910,590	$53,076	$35,346	$(336,380)	$39,921

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Three months ended March 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(10,354)	$(14,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	28	18
Amortization of debt costs	87	—
Accretion of investment discount	(93)	(50)
Non-cash interest expense related to debt	785	—
Share-based compensation expense	1,512	2,293
Changes in operating assets and liabilities:
License receivable	—	(1,000)
Other receivables	1,795	188
Research and development tax credits receivable	(68)	(83)
Prepaid expenses	816	558
Operating lease assets and liabilities	(10)	1
Accounts payable and accrued liabilities	(3,432)	(912)
Interest Payable	—	33

Net cash used in operating activities	(8,934)	(13,904)

Cash provided by (used in) investing activities
Acquisition of property and equipment	—	(32)
Acquisition of short-term investments	(52,514)	(15,000)
Redemption of short-term investments	25,500	45,000

Net cash provided by (used in) investing activities	(27,014)	29,968

Cash provided by financing activities
Proceeds from exercise of options	—	124
Proceeds from issuance of senior secured convertible debt	—	50,000
Proceeds from issuance of common shares, net of issuance costs	27,538	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	4,664	—
Proceeds from employee stock purchase plan	117	129

Cash provided by financing activities	32,319	50,253

Net increase (decrease) in cash and cash equivalents	(3,629)	66,317

Cash and cash equivalents – Beginning of period	13,760	7,636

Cash and cash equivalents – End of period	$10,131	$73,953

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

2     Summary of Significant Accounting Policies

a)  Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted or condensed.  Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2023.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of March 31, 2024, and its statements of loss, shareholders’ equity and cash flows for the three months ended March 31, 2024 and 2023.

The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual consolidated financial statements, but does not contain all the footnote disclosures required by accounting principles generally accepted in the United States of America.

These unaudited interim condensed consolidated financial statements are presented in US dollars, which is the Company’s functional currency.

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to,

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

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception  and anticipates continuing to incur losses for at least the next several years. Further, in connection with the revised timeline for our NDA submission, we have undertaken certain cash conservation measures to reduce spending through program deferrals and team restructuring. These cash conservation measures were substantially completed during the first quarter of 2024. These cash conservation measures were partially offset by $1.1 million in termination benefits paid as a result of the team restructuring. As of  March 31, 2024, the Company had cash, cash equivalents and short-term investments of $89.5 million and an accumulated deficit of $336.4 million. Management has evaluated the Company’s operating plan, including the previously mentioned cash conservation measures, against its existing cash and cash equivalents and short-term investments and determined that the Company expects to be able to support its operations for at least the next 12 months from the date of issuance of these unaudited interim consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

3     Revenues

The Company recorded no revenue for the three months ended March 31, 2024. The Company recorded $1.0 million in revenue for the three months ended March 31, 2023. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China, or the Territory, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan. For details on the arrangement with Ji Xing, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2023, filed on Form 10-K.

4     Short-term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

As of March 31, 2024, $0.5 million in short-term investments were pledged as collateral for a letter of credit.

5     Debt

On March 29, 2023, we closed the transactions contemplated by a note purchase agreement, or the “Note Purchase Agreement”, with RTW Investments LP and certain of its affiliates, or collectively, RTW, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes”, to the holders.

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

In accounting for the issuance of the Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. As of March 31, 2024, the estimated fair value of the Convertible Notes was approximately $47.5 million based on level 2 inputs.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The net carrying amount of the Convertible Note were as follows:

	March 31, 2024	December 31, 2023
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	3,094	2,310
Unamortized debt discount	(528)	(547)
Unamortized debt issuance costs	(1,922)	(1,991)
Total	$50,644	$49,772

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended March 31,
	2024	2023
Contractual interest expense	$785	$30
Amortization of debt discount	18	1
Amortization of debt issuance costs	69	2
Total interest expense	$872	$33

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2024	December 31, 2023

Trade accounts payable	$1,727	$3,981
Accrued compensation and benefits payable	824	712
Accrued research and development liabilities	518	894
Accrued commercial liabilities	40	710
Other accrued liabilities	466	383
Total	$3,575	$6,680

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 53,245,165 shares were issued and outstanding as of March 31, 2024.

As of March 31, 2024, there were 1,798,766 common shares available for issuance under the Employee Stock Purchase Plan, or the ESPP, of which 1,561,373 are available for future purchases.

On February 28, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, related to an underwritten public offering, or the Offering, of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the Underwriting Agreement, we granted the underwriters party thereto, or the Underwriters, an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

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

8     Share Based Compensation

Stock Options

Under the Company’s 2019 Equity Incentive Plan, or the 2019 Plan, and the Company’s Stock Option Plan, or the 2011 Plan, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

On January 1, 2024, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 1,339,324 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants.  As of March 31, 2024, there were 9,522,270 common shares available for issuance under the 2019 Plan, of which 3,399,059 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the Inducement Plan, through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. As of March 31, 2024, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 473,250 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of March 31 were as follows:

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of year - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of year - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	45,000	—	—	45,000	1.45
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(13,722)	—	—	(13,722)	6.36
Outstanding at end of period	6,052,122	526,750	1,694,233	8,273,105	$5.11
Outstanding at end of period - Weighted average exercise price	$5.88	$6.00	$2.09
Exercisable at end of period	3,819,413	250,271	1,694,233	5,763,917	$5.24
Exercisable at end of period - Weighted average exercise price	$6.56	$6.42	$2.09

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of year - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of year - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,487,400	—	—	1,487,400	3.59
Granted - Inducement Plan	—	—	—	—	—
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(60,224)	(60,224)	1.63
Forfeited - Inducement Plan	—	—	—	—	—
Forfeited - 2019 Plan	(5,323)	—	—	(5,323)	7.45
Forfeited - 2011 Plan	—	—	—	—	—
Expired - 2019 Plan	(24,617)	—	—	(24,617)	17.80
Expired - 2011 Plan	—	—	—	—	—
Outstanding at end of period	6,764,772	503,000	1,742,448	9,010,220	$6.22
Outstanding at end of period - Weighted average exercise price	$7.28	$6.41	$2.07
Exercisable at end of period	2,896,996	89,375	1,742,448	4,728,819	$6.62
Exercisable at end of period - Weighted average exercise price	$9.36	6.47	$2.07

The weighted average remaining contractual life was 6.7 and 7.7 years for outstanding options as of March 31, 2024 and 2023, respectively. The weighted average remaining contractual life was 5.9 and 6.6 years for vested options, as of March 31, 2024 and 2023, respectively.

There was $8.6 million and $17.7 million of total unrecognized compensation cost related to non-vested share options as of March 31, 2024 and 2023, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.3 years and 2.6 years as of March 31, 2024 and 2023, respectively.

Options granted are valued using the Black-Scholes option pricing model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of March 31 were as follows:

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2019 Plan	3,178,475	—	—	3,178,475	3.64
Non-vested share options at beginning of year - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	45,000	—	—	45,000	1.12
Vested, outstanding 2019 Plan	(604,713)	—	—	(604,713)	3.54
Vested, outstanding Inducement Plan	—	(28,438)	—	(28,438)	4.85
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of period	2,232,709	276,479	—	2,509,188	$3.71
Non-vested share options at end of period - Weighted average fair value	$3.64	$4.26	$—

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of year - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of year - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,487,400	—	—	1,487,400	2.86
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(538,064)	—	—	(538,064)	5.37
Vested, outstanding Inducement Plan	—	(89,375)	—	(89,375)	4.88
Forfeited - 2019 Plan	(5,323)	—	—	(5,323)	5.69
Non-vested share options at end of period	3,867,776	413,625	—	4,281,401	$4.40
Non-vested share options at end of period - Weighted average fair value	$4.35	$4.83	$—

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended March 31,
	2024	2023
Exercise price	$1.45	$3.59
Share price	$1.45	$3.59
Volatility	91%	97%
Risk-free interest rate	4.26%	3.95%
Expected life	6.08 years	6.08 years
Dividend	0%	0%

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

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Employee Stock Purchase Plan

On July 15, 2022, the Company offered an ESPP, in which participation is available to our employees in the United States and Canada who meet certain service eligibility requirements. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of the participation period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twelve-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twelve-month offering period.

On January 1, 2024, the number of common shares reserved for issuance under the ESPP automatically increased by 334,831 shares. As of March 31, 2024, the Company has 1,797,766 common shares available for issuance under the ESPP, of which 237,393 shares of common stock have been issued. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended March 31,
	2024	2023
Administration	$910	$1,201
Research and development	471	786
Commercial activities	131	306
Total	$1,512	$2,293

9     Net Loss Per Share

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

	2024	2023
Share options	8,273,105	9,010,220

Amounts above reflect the common share equivalents of the noted instruments.

10     Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement”, with RTW.

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

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these interim financial statements.

11 Other receivables

Other receivables comprised of the following:

	March 31, 2024	December 31, 2023
Interest receivable	$813	$528
Sales tax receivable	218	264
Clinical receivable	381	2,400
Other current receivable	1	16
	$1,413	$3,208

As of March 31, 2024, the Company recognized $0.4 million in clinical receivables for clinical upfront payments made to CROs. For the year ended December 31, 2023, the Company recognized a clinical receivable of $2.4 million for clinical upfront payments made to CROs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC, on March 21, 2024. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

PSVT  Clinical Development Program

In the first quarter of 2024, we resubmitted the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to sell and market etripamil for the treatment of paroxysmal supraventricular tachycardia, or PSVT. The NDA for etripamil was resubmitted based on guidance from the FDA after receipt of a Refusal to File (RTF) letter from the FDA on December 26, 2023 in connection with the original NDA submission on October 23, 2023. In the letter and upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the data recorded for the time of adverse events in Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events. In February 2024, Milestone held a Type A Meeting with the FDA to determine the next steps for the resubmission of the NDA. The Agency indicated that the adverse events, or AEs, hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile. As a result, data sets that capture timing of AEs reported in the Phase 3 pivotal studies were revised to align with FDA requests and resubmitted as supplementary information to the original NDA. The resubmission package included restructured data sets that captured timing of reported AEs and certain data files reformatted to facilitate FDA’s analyses. No additional efficacy or safety data were requested as part of the RTF. The Company expects a standard NDA review if the NDA is accepted for filing by the FDA. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

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

AFib RVR Clinical Development Program

In the first quarter of 2024, we met with the FDA in a Type C meeting. In this meeting, the FDA reiterated its prior guidance from our Pre-IND meeting regarding the availability of an sNDA pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT.  FDA further concurred with respect to key proposed study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. In our mid-2023 Pre-IND meeting, the FDA provided guidance that our primary endpoint can be the reduction of ventricular rate, and the primary analysis would be on the intent to treat, or ITT, population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a patient-reported outcomes measure, or PRO, and the application of a seven-point anchored scale was discussed with the FDA. We anticipate progressing to an End of Phase 2 meeting in mid-2024 as an important step to finalize the Phase 3 study protocol.

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

On November 11, 2023, we presented positive Phase 2 data from the ReVeRA study, as a Featured Science Presentation at the American Heart Association Scientific Meetings (Philadelphia, PA) and as simultaneously published in Circulation: Arrhythmia and Electrophysiology. The randomized, placebo-controlled Phase 2 ReVeRA trial enrolled 87 patients and dosed 56 patients aged 18 years and older with AFib who experienced a ventricular rate of 110 or more beats per minute (bpm) prior to receiving etripamil nasal spray. The trial was designed to assess the reduction in ventricular rate (primary endpoint), the time to achieve maximum reduction in ventricular rate, duration of effect, and patient satisfaction with treatment using the Treatment Satisfaction Questionnaire 9 (TSQM-9) patient reported outcome (PRO) tool (key secondary endpoints).

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

Treatment-emergent serious adverse events, or TESAEs, were rare, with two occurring in one patient in the etripamil arm (3.7%) and four occurring in two patients in the placebo arm (6.9%). The TESAEs in the etripamil arm (transient severe bradycardia and syncope, assessed as due to hyper-vagotonia) occurred in a patient with a history of vagal events, and fully resolved by placing the patient supine and was without sequelae. The most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness.

An estimated five million Americans suffer from AFib. The Centers for Disease Control projects the prevalence of AFib will grow to an estimated 12 million patients by 2030. A subset of AFib patients experience episodes of abnormally high heart rate most often accompanied by palpitations, shortness of breath, dizziness, and weakness. While these episodes, known as AFib-RVR, may be treated by oral calcium channel blockers and/or beta blockers, patients frequently seek acute care in the emergency department to resolve symptoms. In 2016, nearly 800,000 patients were admitted to the emergency department due to AFib symptoms. Treatment for such symptoms typically includes medically supervised intravenous administration of calcium channel blockers or beta blockers, or electrical cardioversion.

Operations Overview

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently preparing for commercialization. We operate our business using a significant outsourcing model.  As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the form of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2024 and 2023, we recorded net losses of $10.4 million and $14.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $336.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $10.1 million of cash and cash equivalents and $79.4 million of short-term investments at March 31, 2024.

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

Recent Developments

New Real-World Application of Etripamil

In April 2024, the Company announced new clinical data demonstrating real-world application of etripamil, an investigational new drug, for conversion of recurrent PSVT. Conducted in North and South America, an open label, Phase 3 study of etripamil in PSVT was presented at The American College of Cardiology Scientific Sessions. NODE-303 evaluated self-administered etripamil (70 mg, nasal spray) in an outpatient setting for up to four episodes of PSVT, without prior test dosing. It did not exclude patients with a history of co-morbid atrial fibrillation (AFib) or atrial flutter. The results demonstrated that symptom-prompted treatment with etripamil restored sinus rhythm as compared to placebo with a median time-to-conversion of 17.0 minutes and was generally well tolerated. The conversion of PSVT to sinus rhythm was similar among multiple PSVT episodes and the frequency of treatment-emergent adverse events at 24 hours decreased with successive episodes. Adverse events were predominantly localized to the drug’s nasal administration site, consistent with prior trial findings. The protocol was amended during the trial to allow for a repeat dose of drug if symptoms persisted 10 minutes following the first dose. Efficacy of etripamil for PSVT conversion (restoration of sinus rhythm) in NODE-303 was 60% by 30 minutes after drug self-administration, and 69.9% by 60 minutes after drug self-administration; these rates of conversion are similar to those demonstrated in double-blinded and other open-label studies. This data supports a potentially significant shift in the management approach for recurrent PSVT.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. We recorded no revenue for the three months ended March 31, 2024, and $1.0 million in revenue during the three months ended March 31, 2023. This revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Ji Xing for the treatment of PSVT in the Territory.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations and changes:

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change

Revenue	$—	$1,000	$(1,000)	100.0%

Operating expenses
Research and development, net of tax credits	3,639	10,257	(6,618)	(64.5)%
General and administrative	3,953	3,889	64	1.7%
Commercial	2,884	2,356	528	22.4%
Total operating expenses	10,476	16,502	(6,026)	(36.5)%
Loss from operations	(10,476)	(15,502)	5,026	(32.4)%
Interest income	994	585	409	69.9%
Interest expense	(872)	(33)	(839)	100.0%
Net loss	(10,354)	(14,950)	4,596	(30.7)%

Revenue

We recorded no revenue for the three months ended March 31, 2024 and $1.0 million in revenue during the three months ended March 31, 2023. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China, or the Territory, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Clinical	$1,894	$8,101	$(6,207)	(76.6)%
Drug manufacturing and formulation	820	1,266	(446)	(35.2)%
Regulatory and other costs	993	973	20	2.1%
Less: R&D tax credits	(68)	(83)	15	(18.1)%
Total R&D expenses	$3,639	$10,257	$(6,618)	(64.5)%

Research and development expenses decreased by $6.6 million, or 64.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. This decrease was also driven by a delay in drug manufacturing costs due to the impacts of the RTF.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses remained consistent for the three months ended March 31, 2024 and the three months ended March 31, 2023.

Commercial

Commercial expenses increased by $0.5 million, or 22.4%, for the three months ended March 31, 2024, compared to the same period in 2023. This increase is a result of additional personnel costs, professional costs and other operational expenses related to commercialization.

We anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if the FDA approves the NDA.

Interest Income

Interest income was $1.0 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase in interest income was due to higher interest rates earned on investments in 2024 when compared to 2023.

Interest Expense

Interest expense was $0.9 million for the three months ended March 31, 2024, compared to a de minimis amount interest expense for the three months ended March 31, 2023. The increase in interest expense was due to the issuance of the 2029 Convertible Notes on March 29, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $89.5 million and an accumulated deficit of $336.4 million.

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

The net proceeds to the Company from the Offering, including the proceeds from the exercise by the Underwriters of their option to purchase the additional 3,000,000 common shares in full, was $31.9 million after deducting underwriting commissions and offering expenses payable by the Company.

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

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC with respect to an at-the-market offering program, or the ATM Program, under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal. The common shares to be sold under the Sales Agreement, are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-239318), which was declared effective by the SEC on July 6, 2020. During 2022, we issued 361,236 shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million). No shares were sold under the Sales Agreement during the three months ended March 31, 2024.

We expect that our operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-Q for the quarter ending March 31, 2024 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,934)	$(13,904)	4,970	(35.8)%
Investing activities	(27,014)	29,968	(56,982)	(190.1)%
Financing activities	32,319	50,253	(17,934)	(35.7)%
Net increase (decrease) in cash and cash equivalents during the period	$(3,629)	$66,317	(69,946)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $8.9 million, which consisted primarily of a net loss of $10.4 million and a net cash decrease of $0.9 million related to the change in assets and liabilities. These decreases were offset by non-cash charges of $1.5 million related to share-based compensation and non-cash interest charges of $0.8 million related to the convertible note.

Net cash used in operating activities during the three months ended March 31, 2023 was $13.9 million, which consisted primarily of a net loss of $14.9 million and a net cash decrease of $1.2 million related to the change in assets and liabilities. These decreases were offset by non-cash charges of $2.3 million related to share-based compensation and depreciation expenses.

Investing Activities

In the three months ended March 31, 2024 we acquired $52.5 million of short-term investments, and we redeemed $25.5 million in short-term investments.  In the three months ended March 31, 2023, we acquired $15.0 million of short-term investments, and we redeemed $45.0 million of short-term investments.

Financing Activities

In the three months ended March 31, 2024, our financing activities provided cash proceeds of $32.3 million. These proceeds were primarily a result of the $32.2 million received from the issuance of common shares and pre-funded warrants, net of $2.3 million in issuance costs paid, under the Underwriting Agreement.

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

Contractual Obligations

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of March 31, 2024, which have been prepared in accordance with United

States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $89.5 million as of March 31, 2024, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On March 31, 2024, our net monetary exposure denominated in Canadian dollars was $1.7 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 4, 2024).
10.1	Non-Employee Director Compensation Policy, as amended.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: May 13, 2024	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)