Form 10-Q
period 2024-06-30
Milestone Pharmaceuticals Inc.
filed 2024-08-08
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8th, 2024, the registrant had 53,269,565 common shares, no par value per share, outstanding.

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

The foregoing list of risks is not exhaustive. Other sections of this Quarterly Report on Form 10-Q and the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 21, 2024, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$13,262	$13,760
Short-term investments	69,991	52,243
Research and development tax credits receivable	776	643
Prepaid expenses	1,713	3,178
Other receivables	1,617	3,208
Total current assets	87,359	73,032
Operating lease right-of-use assets	1,651	1,917
Property and equipment	222	277
Total assets	$89,232	$75,226

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$4,000	$6,680
Operating lease liabilities	567	546
Total current liabilities	4,567	7,226
Operating lease liabilities, net of current portion	1,156	1,457
Senior secured convertible notes	51,531	49,772
Total liabilities	57,254	58,455

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 53,269,565 shares issued and outstanding as of June 30, 2024, 33,483,111 shares issued and outstanding as of December 31, 2023	287,932	260,504
Pre-funded warrants - 12,910,590 issued and outstanding as of June 30, 2024 and 9,577,257 as of December 31, 2023	53,076	48,459
Additional paid-in capital	36,713	33,834
Accumulated deficit	(345,743)	(326,026)

Total shareholders’ equity	31,978	16,771

Total liabilities and shareholders’ equity	$89,232	$75,226

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$1,000

Operating expenses
Research and development, net of tax credits	2,815	8,622	6,454	18,879
General and administrative	5,046	4,445	8,999	8,334
Commercial	1,801	3,369	4,685	5,725

Loss from operations	(9,662)	(16,436)	(20,138)	(31,938)

Interest income	1,186	1,213	2,180	1,801
Interest expense	(887)	(820)	(1,759)	(856)

Net loss and comprehensive loss	$(9,363)	$(16,043)	$(19,717)	$(30,993)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	66,165,461	42,937,036	58,160,286	42,895,387

Net loss per share, basic and diluted	$(0.14)	$(0.37)	$(0.34)	$(0.72)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of March 31, 2023	33,337,214	$260,126	9,577,257	$48,459	$26,641	$(281,291)	$53,935
Transactions in three-month period ended June 30, 2023
Net loss	—	—	—	—	—	(16,043)	(16,043)
Exercise of stock options	26,757	43	—	—	(19)	—	24
Share-based compensation	—	—	—	—	2,492	—	2,492
Balance as of June 30, 2023	33,363,971	$260,169	9,577,257	$48,459	$29,114	$(297,334)	$40,408

Balance as of March 31, 2024	53,245,165	$287,879	12,910,590	$53,076	$35,346	$(336,380)	$39,921
Transactions in three-month period ended June 30, 2024
Net loss	—	—	—	—	—	(9,363)	(9,363)
Exercise of stock options	24,400	53	—	—	(24)	—	29
Share-based compensation	—	—	—	—	1,391	—	1,391
Balance as of June 30, 2024	53,269,565	$287,932	12,910,590	$53,076	$36,713	$(345,743)	$31,978

Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions in six-month period ended June 30, 2023
Net loss	—	—	—	—	—	(30,993)	(30,993)
Exercise of stock options	93,981	256	—	—	(108)	—	148
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	4,785	—	4,785
Exchange of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	42,988	128	—	—	—	—	128
Balance as of June 30, 2023	33,363,971	$260,169	9,577,257	$48,459	$29,114	$(297,334)	$40,408

Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions in six-month period ended June 30, 2024
Net loss	—	—	—	—	—	(19,717)	(19,717)
Exercise of stock options	24,400	53	—	—	(24)	—	29
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	2,903	—	2,903
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	95,387	117	—	—	—	—	117
Balance as of June 30, 2024	53,269,565	$287,932	12,910,590	$53,076	$36,713	$(345,743)	$31,978

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Six months ended June 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(19,717)	$(30,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	54	42
Amortization of debt costs	178	80
Accretion of investment discount	(223)	(51)
Non-cash interest expense related to debt	1,581	775
Share-based compensation expense	2,903	4,785
Loss on disposals of property and equipment	8	—
Changes in operating assets and liabilities:
Other receivables	1,591	(210)
Research and development tax credits receivable	(133)	(152)
Prepaid expenses	1,465	605
Operating lease assets and liabilities	(14)	8
Accounts payable and accrued liabilities	(2,680)	643

Net cash used in operating activities	(14,987)	(24,468)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(7)	(63)
Acquisition of short-term investments	(69,825)	(70,000)
Redemption of short-term investments	52,300	72,000

Net cash provided by (used in) investing activities	(17,532)	1,937

Cash provided by financing activities
Proceeds from exercise of options	29	148
Proceeds from issuance of senior secured convertible debt	—	50,000
Proceeds from issuance of common shares, net of issuance costs	27,258	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	4,617	(8)
Proceeds from employee stock purchase plan	117	128
Payment of debt issuance costs	—	(2,782)

Cash provided by financing activities	32,021	47,486

Net increase (decrease) in cash and cash equivalents	(498)	24,955

Cash and cash equivalents – Beginning of period	13,760	7,636

Cash and cash equivalents – End of period	$13,262	$32,591

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of June 30, 2024, and its statements of loss, shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and its statements of cash flows for the six months ended June 30, 2024 and 2023.

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

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and clinical trial sites which in turn impact the research and development (R&D) expenses.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

d) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standard Update, or “ASU 2023-07”, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new ASU on its financial statement disclosures, but does not intend to early adopt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09”. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the effect of adopting this new ASU on its financial statement disclosures, but does not intend to early adopt.

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception and anticipates continuing to incur losses for at least the next several years. Further, in connection with the revised timeline for our New Drug Application, or NDA, submission, we took certain cash conservation measures to reduce spending through program deferrals and team restructuring. These cash conservation measures are substantially completed and have been partially offset by $1.1 million in termination benefits paid as a result of the team restructuring. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $83.3 million and an accumulated deficit of $345.7 million. Management has evaluated the Company’s operating plan, including the previously mentioned cash conservation measures, against its existing cash and cash equivalents and short-term investments and determined that the Company expects to be able to support its operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

3     Revenues

The Company recorded no revenue for the three and six months ended June 30, 2024. The Company recorded no revenue and $1.0 million in revenue for the three and six months ended June 30, 2023, respectively. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China, or the Territory, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan. For details on the arrangement with Ji Xing, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2023, filed on Form 10-K.

4     Short-term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates and U.S. treasury bills with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

As of June 30, 2024, $0.5 million in short-term investments were pledged as collateral for a letter of credit.

5     Debt

On March 29, 2023, we closed the transactions contemplated by a note purchase agreement, or the “Note Purchase Agreement”, with RTW Investments LP and certain of its affiliates, or collectively, “RTW”, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes”, to the holders.

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

In accounting for the issuance of the Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. As of June 30, 2024, the estimated fair value of the Convertible Notes was approximately $44.7 million based on level 2 inputs.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The net carrying amount of the Convertible Note were as follows:

	June 30, 2024	December 31, 2023
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	3,891	2,310
Unamortized debt discount	(509)	(547)
Unamortized debt issuance costs	(1,851)	(1,991)
Total	$51,531	$49,772

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$796	$743	$1,581	$775
Amortization of debt discount	20	16	38	18
Amortization of debt issuance costs	71	61	140	63
Total interest expense	$887	$820	$1,759	$856

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2024	December 31, 2023

Trade accounts payable	$749	$3,981
Accrued compensation and benefits payable	1,416	712
Accrued research and development liabilities	451	894
Accrued commercial liabilities	101	710
Accrued legal liabilities	974	131
Other accrued liabilities	309	252
Total	$4,000	$6,680

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 53,269,565 shares were issued and outstanding as June 30, 2024.

As of June 30, 2024, there were 1,798,766 common shares available for issuance under the Employee Stock Purchase Plan, or the ESPP, of which 1,561,373 are available for future purchases.

On February 28, 2024, we entered into an underwriting agreement, or the “Underwriting Agreement”, related to an underwritten public offering, or the “Offering”, of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Shares at a public offering price of $1.499 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the Underwriting Agreement, we granted the underwriters party thereto, or the “Underwriters”, an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

On March 22, 2023, the Company entered into an exchange agreement, or the “Exchange Agreement”, with entities affiliated with RTW, or the “Exchanging Stockholders”, pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the “Exchange Warrants”, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately and no additional cash consideration was rendered in exchange for the warrants. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days' notice to the Company subject to the terms of the Exchange Warrants.

8     Share Based Compensation

Stock Options

Under the Company’s 2019 Equity Incentive Plan, or the “2019 Plan”, and the Company’s Stock Option Plan, or the “2011 Plan”, unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

On January 1, 2024, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 1,339,324 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of June 30, 2024, there were 9,522,270 common shares available for issuance under the 2019 Plan, of which 1,605,575 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan”, through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. As of June 30, 2024, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 504,000 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable standard options from the 2011 Plan, 2019 Plan and Inducement Plan as of and for the six-month period ending June 30 were as follows (excluding performance stock options and performance share units):

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of period - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of period - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	45,000	—	—	45,000	1.45
Exercised - 2011 Plan	—	—	(24,400)	(24,400)	1.19
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(68,238)	—	—	(68,238)	7.42
Expired - 2011 Plan	—	—	(10,336)	(10,336)	4.30
Expired - Inducement Plan	—	(30,750)	—	(30,750)	6.22
Outstanding at end of period	5,997,606	496,000	1,659,497	8,153,103	$5.10
Outstanding at end of period - Weighted average exercise price	$5.86	$5.99	$2.09
Exercisable at end of period	4,093,894	246,458	1,659,497	5,999,849	$5.22
Exercisable at end of period - Weighted average exercise price	$6.42	$6.45	$2.09

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of period - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of period - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,827,400	—	—	1,827,400	3.63
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(86,981)	(86,981)	1.40
Forfeited - 2019 Plan	(7,300)	—	—	(7,300)	7.45
Expired - 2019 Plan	(24,617)	—	—	(24,617)	17.80
Outstanding at end of period	7,102,795	503,000	1,715,691	9,321,486	$6.15
Outstanding at end of period - Weighted average exercise price	$7.11	$6.41	$2.08
Exercisable at end of period	3,187,010	158,958	1,715,691	5,061,659	$6.77
Exercisable at end of period - Weighted average exercise price	$9.30	$6.42	$2.08

The weighted average remaining contractual life was 6.7 and 7.6 years for outstanding options as of June 30, 2024 and 2023, respectively. The weighted average remaining contractual life was 6.1 and 6.5 years for vested options, as of June 30, 2024 and 2023, respectively.

There was $7.2 million and $16.2 million of total unrecognized compensation cost related to standard non-vested share options as of June 30, 2024 and 2023, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 1.8 years and 2.4 years as of June 30, 2024 and 2023, respectively.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

The non-vested options as of and for the six-month period ending June 30 were as follows (excluding performance stock options and performance share units):

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	3,178,475	—	—	3,178,475	3.64
Non-vested share options at beginning of period - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	45,000	—	—	45,000	1.12
Vested, outstanding 2019 Plan	(933,710)	—	—	(933,710)	3.65
Vested, outstanding Inducement Plan	—	(55,375)	—	(55,375)	4.86
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of period	1,903,712	249,542	—	2,153,254	$3.67
Non-vested share options at end of period - Weighted average fair value	$3.60	$4.19	$—

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of period - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of period - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,827,400	—	—	1,827,400	2.88
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(830,055)	—	—	(830,055)	5.74
Vested, outstanding Inducement Plan	—	(158,958)	—	(158,958)	4.85
Forfeited - 2019 Plan	(5,323)	—	—	(5,323)	5.69
Non-vested share options at end of period	3,915,785	344,042	—	4,259,827	$4.14
Non-vested share options at end of period - Weighted average fair value	$4.07	$4.84	$—

The fair value of standard options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted (excluding performance stock options and performance share units):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Exercise price	$—	$3.77	$1.45	$3.63
Share price	$—	$3.77	$1.45	$3.63
Volatility	—%	99%	91%	98%
Risk-free interest rate	—%	3.77%	4.26%	3.91%
Expected life	—	5.65 years	6.08 years	6.00 years
Dividend	—%	0%	0%	0%

Expected volatility is determined using comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

Performance Stock Options

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 performance stock options to employees. The performance stock options were granted “at-the-money” and have a term of 10 years.

The original grant-date fair value of each option was estimated on the date of grant using the same option valuation model used for the options outlined above. The original grant-date fair value of $1.4 million was determined using an expected volatility of 91%, term of 10 years, strike price of $1.74, and risk-free rate of 4.49%. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest.

The vesting of the performance-based stock options is conditional upon the U.S. Food and Drug Administration, or “FDA”, approval of etripamil. Subject to the optionholder’s continuous service as of each such date, 50% of the option shares shall vest on the six-month anniversary of the approval date and the remaining 50% of the option shares shall vest on the one-year anniversary of such approval date. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and six months ended June 30, 2024 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded during the six months ended June 30, 2024, was $1.53 per option.

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

On January 1, 2024, the number of common shares reserved for issuance under the ESPP automatically increased by 334,831 shares. As of June 30, 2024, the Company has 1,798,766 common shares available for issuance under the ESPP, of which 237,393 shares of common stock have been issued. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or PSUs, to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these performance share units.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

A summary of the Company’s PSU activity for the six months ended June 30 is as follows:

	2024	2023
Beginning balance	$—	$—
Granted	924,000	—
Vested	—	—
Forfeited	—	—
Ending balance	$924,000	$—

The number of PSUs granted represents the total number of common shares that may be earned. However, the actual number of shares earned will be based on the satisfaction of the performance criteria. Upon satisfaction of the performance criteria, 100% of the earned shares will vest. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The Company did not record any expense related to the PSUs during the three and six months ended June 30, 2024 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the PSUs granted during the six months ended June 30, 2024 was $1.74.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Administration	$743	$1,306	$1,653	$2,506
Research and development	451	839	923	1,626
Commercial activities	197	347	327	653
Total	$1,391	$2,492	$2,903	$4,785

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

	2024	2023
Share options and performance share units	10,001,103	9,321,486

Amounts above reflect the common share equivalents of the noted instruments.

10	Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement”, with RTW.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the FDA approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest”, on the annual net product sales of etripamil in the United States in an amount equal

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

to: (i) 7%, or the “Initial Tier Royalty”, of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these interim financial statements.

11 Other receivables

Other receivables comprised of the following:

	June 30, 2024	December 31, 2023
Interest receivable	$973	$528
Sales tax receivable	261	264
Clinical receivable	381	2,400
Other current receivable	2	16
Total	$1,617	$3,208

As of June 30, 2024, the Company recognized $0.4 million in clinical receivables for upfront payments made to CROs. For the year ended December 31, 2023, the Company recognized a clinical receivable of $2.4 million for upfront payments made to CROs.

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

PSVT, also referred to as supraventricular tachycardia, or SVT, is a condition characterized by an abnormality in the electrical system of the heart causing patients to have unexpected, often severely symptomatic episodes of rapid heart rate.  Patients experiencing episodes of SVT often experience symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of SVT as well as other cardiac conditions. Calcium channel blockers available in oral form are sometimes used prophylactically to attempt to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. We believe the combination of convenient nasal-spray delivery and rapid-onset of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting.

Atrial Fibrillation, or AFib, is a common form of arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. A common complication of AFib is a rapid ventricular rate, or AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a RVR in patients with AFib increases the likelihood of marked symptoms including heart palpitations, shortness of breath and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control. Regardless of the chronic approach, when faced with a sudden episode of AFib-RVR, acute rate control is needed, and most treatments are oral AV-nodal targeted drugs such as a beta blocker or calcium channel blockers. However, these oral rate control drugs, when used acutely, do not adequately provide immediate or adequate ventricular rate control due to a 30- to 90-minute delayed onset of action, and, as a result, many patients need faster and more certain rate-reduction and symptom-resolution and so seek acute-medical care by going to the emergency department for treatment utilizing intravenous rate control and/or electrical cardioversion of their AFib. Similar to SVT, patients feel a loss of control by needing to visit the emergency department for overcoming their atrial fibrillation attack and the unpredictable nature of RVR episodes; doctors are frustrated by the lack of options for patients to self-manage these acute rate attacks; and payor organizations would prefer to treat the AFib-RVR attacks in a more cost effective and time-efficient manner.

PSVT Clinical Development Program

In May 2024, we announced that the U.S. Food and Drug Administration, or FDA, accepted our New Drug Application, or NDA. This acceptance followed the resubmission of our NDA to the FDA in March 2024. We are seeking approval to sell and market etripamil for the treatment of PSVT. The NDA for etripamil was resubmitted based on guidance from the FDA after receipt of a Refusal to File (RTF) letter from the FDA in December 2023 in connection with the original NDA submission in October 2023. In the letter and upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the data recorded for the time of adverse events in Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events. In February 2024, Milestone held a Type A Meeting with the FDA to determine the next steps for the resubmission of the NDA. The Agency indicated that the adverse events, or AEs, hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile. As a result, data sets that capture timing of AEs reported in the Phase 3 pivotal studies were revised to align with FDA requests and resubmitted as supplementary information to the original NDA. The resubmission package included restructured data sets that captured timing of reported AEs and certain data files reformatted to facilitate FDA’s analyses. No additional efficacy or safety data were requested as part of the RTF. The FDA has informed the Company of a prescription drug user fee act (PDUFA) date of March 27, 2025. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

In April 2024, the Company announced new clinical data demonstrating real-world application of etripamil, an investigational new drug, for conversion of recurrent PSVT. Conducted in North and South America, an open label, Phase 3 study of etripamil in PSVT (the NODE-303 study) was presented at The American College of Cardiology Scientific Sessions. NODE-303 evaluated self-administered etripamil (70 mg, nasal spray) in an outpatient setting for up to four episodes of PSVT per patient. Other key characteristics of the NODE-303 study that distinguish the study from earlier phase 3 studies, include the removal of the in-office test dose as well as the use of a broader inclusion exclusion study entry criteria. For example, NODE-303 did not exclude patients with a history of co-morbid atrial fibrillation (AFib) or atrial flutter. The results demonstrated that symptom-prompted treatment with etripamil restored sinus rhythm with a median time-to-conversion of 17.0 minutes and was generally well tolerated. The conversion of PSVT to sinus rhythm was similar among multiple PSVT episodes and the frequency of treatment-emergent adverse events within 24 hours decreased with successive episodes. Adverse events were predominantly localized to the drug’s nasal administration site, consistent with prior trial findings. The protocol was amended during the trial to allow for a repeat dose of drug if symptoms persisted 10 minutes following the first dose, however the majority of the clinical trial was conducted prior to the amendment and utilized the 70 mg single dose. Efficacy of etripamil for PSVT conversion (restoration of sinus rhythm) in NODE-303 was 60% by 30 minutes after drug self-administration, and 69.9% by 60 minutes after drug self-administration; these rates of conversion are similar to those demonstrated in double-blinded and other open-label etripamil studies. This data supports a potentially significant shift in the management approach for recurrent PSVT.

In October 2022, we announced positive and statistically significant topline efficacy and safety data from our Phase 3 RAPID clinical trial evaluating etripamil in patients with PSVT. These results from the RAPID trial were presented in November 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Sessions (Chicago, IL). These results were also published in The Lancet in July 2023. RAPID, a multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 using a self-administered regimen consisting of a first dose of study drug, and a repeat dose 10 minutes later if symptoms persisted. Self-administration was prompted by a patient’s symptoms and performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint with etripamil demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted to sinus rhythm within thirty minutes compared to patients that took placebo (64.3% vs. 31.2%; hazard ratio, or HR, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of patients taking etripamil converted to sinus rhythm compared to 60.7% of patients taking placebo (HR = 1.93; 95% CI 1.349, 2.752; p<0.001). Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the trial compared to patients that took placebo. The median time-to-conversion for patients in the RAPID trial who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients taking placebo. The safety and tolerability data from the RAPID trial supports the potential self-administration of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, and adverse events, or AEs, occurred within 24 hours of etripamil administration and were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). No serious adverse effects related to etripamil were reported.

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

We believe that PSVT is a large and under-recognized market that we estimate affects approximately two million Americans and results in over 150,000 emergency department visits and hospital admissions and up to 80,000 ablations per year. From this diagnosed population, we define the target addressable market for etripamil as 40 to 60% of patients who experience frequent and longer, moderate to severe episodes each year. After being exposed to the data from the RAPID clinical study in market research, Cardiologists reported a willingness to prescribe etripamil to approximately 50% of the patients with PSVT in their care, which suggests 500,000 to 800,000 patients can potentially be treated with etripamil in the peak year. Additionally, we believe that these target patients will use etripamil to treat a median of five episodes per year based on the projected number of longer or more intense episodes (self-reported) experienced by the patient. This implies potential demand in the US for etripamil of 2.5 million to 4 million episodes treated in the peak year.

AFib-RVR Clinical Development Program

In the first quarter of 2024, we met with the FDA in a Type C meeting. In this meeting, the FDA reiterated its prior guidance from our Pre-IND meeting regarding the availability of an sNDA pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT. FDA further concurred with respect to key proposed study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. In our mid-2023 Pre-IND meeting, the FDA provided guidance that our primary endpoint can be the reduction of ventricular rate, and the primary analysis would be on the intent to treat, or ITT, population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a patient-reported outcomes measure, or PRO, and the application of a seven-point anchored scale was discussed with the FDA. We anticipate finalizing the Phase 3 study protocol in 2024 and anticipate enrolling patients in the first half of 2025.

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

In November 2023, we presented positive Phase 2 data from the ReVeRA study, as a Featured Science Presentation at the American Heart Association Scientific Meetings (Philadelphia, PA) and as simultaneously published in Circulation: Arrhythmia and Electrophysiology. The randomized, placebo-controlled Phase 2 ReVeRA trial enrolled 87 patients and dosed 56 patients aged 18 years and older with AFib who experienced a ventricular rate of 110 or more beats per minute (bpm) prior to receiving etripamil nasal spray. The trial was designed to assess the reduction in ventricular rate (primary endpoint), the time to achieve maximum reduction in ventricular rate, duration of effect, and patient satisfaction with treatment using the Treatment Satisfaction Questionnaire 9 (TSQM-9) patient reported outcome (PRO) tool (key secondary endpoints).

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

Since inception, we have incurred significant operating losses. For the three months ended June 30, 2024 and 2023, we recorded net losses of $9.4 million and $16.0 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded net losses of $19.7 million and $31.0 million, respectively. As of June 30, 2024, we had an accumulated deficit of $345.7 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $13.3 million of cash and cash equivalents and $70.0 million of short-term investments at June 30, 2024.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

●	continue our ongoing and planned development of etripamil, including future Phase 3 clinical trials for the treatment of AFib-RVR and potential Phase 4 clinical trials for treatment of PSVT;
●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
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

Recent Developments

In July 2024, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Alta Fundamental Advisers LLC. In connection with the Cooperation Agreement, the Company announced steps to refresh the Board of Directors, including that Stuart Duty and Andrew Saik were appointed to the Board, effective as of July 14, 2024, to serve until the Company’s 2024 Annual Meeting of Shareholders (the “Annual Meeting”) or until their earlier death, disability, resignation, disqualification, or removal. The Company will appoint a third independent director to its Board in the near term. The Cooperation Agreement contains customary standstill, non-disparagement and expense reimbursement provisions, as well as certain voting commitments.

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

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales in the near future. We recorded no revenue for the three and six months ended June 30, 2024. We recorded no revenue and $1.0 million in revenue during the three and six months ended June 30, 2023, respectively. This revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Ji Xing for the treatment of PSVT in the Territory.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations and changes:

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change

Revenue	$—	$—	$—	0.0%

Operating expenses
Research and development, net of tax credits	$2,815	$8,622	$(5,807)	(67.4)%
General and administrative	5,046	4,445	601	13.5%
Commercial	1,801	3,369	(1,568)	(46.5)%
Total operating expenses	9,662	16,436	(6,774)	(41.2)%
Loss from operations	(9,662)	(16,436)	6,774	(41.2)%
Interest income	1,186	1,213	(27)	(2.2)%
Interest expense	(887)	(820)	(67)	100.0%
Net loss	$(9,363)	$(16,043)	$6,680	(41.6)%

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change

Revenue	$—	$1,000	$(1,000)	100.0%

Operating expenses
Research and development, net of tax credits	6,454	18,879	(12,425)	(65.8)%
General and administrative	8,999	8,334	665	8.0%
Commercial	4,685	5,725	(1,040)	(18.2)%
Total operating expenses	20,138	32,938	(12,800)	(38.9)%
Loss from operations	(20,138)	(31,938)	11,800	(37.0)%
Interest income	2,180	1,801	379	21.0%
Interest expense	(1,759)	(856)	(903)	100.0%
Net loss	(19,717)	(30,993)	11,276	(36.4)%

Revenue

We recorded no revenue for the three and six months ended June 30, 2024. We recorded no revenue and $1.0 million in revenue during the three and six months ended June 30, 2023, respectively. This prior year revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Ji Xing for the treatment of PSVT in the People’s Republic of China, or the Territory, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Clinical	$1,564	$5,268	$(3,704)	(70.3)%	$3,458	$13,369	$(9,911)	(74.1)%
Drug manufacturing and formulation	619	2,158	(1,539)	(71.3)%	1,439	3,424	(1,985)	(58.0)%
Regulatory and other costs	697	1,265	(568)	(44.9)%	1,690	2,238	(548)	(24.5)%
Less: R&D tax credits	(65)	(69)	4	(5.8)%	(133)	(152)	19	(12.5)%
Total R&D expenses	$2,815	$8,622	$(5,807)	(67.4)%	$6,454	$18,879	$(12,425)	(65.8)%

Research and development expenses decreased by $5.8 million, or 67.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. This decrease was also driven by a decrease in drug manufacturing professional fees.

Research and development expenses decreased by $12.4 million, or 65.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. This decrease was also driven by a decrease in drug manufacturing professional fees and other personnel-related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses increased $0.6 million, or 13.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in legal and professional fees, partially offset by a decrease in personnel costs.

General and administrative expenses increased $0.7 million, or 8.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in legal and professional fees, partially offset by a decrease in personnel costs.

Commercial

Commercial expenses decreased by $1.6 million, or 46.5%, for the three months ended June 30, 2024, compared to the same period in 2023. This decrease is a result of a decrease in personnel costs, professional costs and other operational expenses related to commercialization.

Commercial expenses decreased by $1.0 million, or 18.2%, for the six months ended June 30, 2024, compared to the same period in 2023. This decrease is a result of a decrease in professional costs and other operational expenses related to commercialization.

We anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if the FDA approves the NDA.

Interest Income

Interest income remained consistent for the three months ended June 30, 2024 and 2023. Interest income was $2.2 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase in interest income was due to a larger amount of assets invested in 2024 when compared to 2023.

Interest Expense

Interest expense remained consistent for the three months ended June 30, 2024 and 2023. Interest expense was $1.8 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase in interest expense was due to the issuance of the 2029 Convertible Notes on March 29, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $83.3 million and an accumulated deficit of $345.7 million.

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

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC with respect to an at-the-market offering program, or the ATM Program, under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal.  On May 31, 2023, we filed a prospectus supplement (File No. 333-261049) that amended and restated the information in our prospectus supplement dated July 29, 2020, and, accordingly, the information in this prospectus supplement superseded the information contained in that prospectus supplement, or the prior prospectus supplement. Pursuant to that prior prospectus supplement and accompanying base prospectus contained in our Registration Statement on Form S-3 (File No. 333-239318), or the prior prospectus, we issued 361,236 common shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million). No shares were sold under the Sales Agreement during the three or six months ended June 30, 2024.

We expect that our operating plan, existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ended June 30, 2024 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the FDA approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest”, on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, in order for the Company to receive the $75 million dollars, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(14,987)	$(24,468)	$9,481	(38.8)%
Investing activities	(17,532)	1,937	(19,469)	(1005.1)%
Financing activities	32,021	47,486	(15,465)	(32.6)%
Net increase (decrease) in cash and cash equivalents during the period	$(498)	$24,955	$(25,453)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $15.0 million, which consisted primarily of a net loss of $19.7 million and a net cash increase of $0.2 million related to the change in assets and liabilities. These decreases were offset by non-cash charges of $2.9 million related to share-based compensation and non-cash interest charges of $1.6 million related to the convertible note.

Net cash used in operating activities during the six months ended June 30, 2023 was $24.5 million, which consisted primarily of a net loss of $30.9 million. The net loss was partially offset by a net cash increase of $0.9 million related to the change in assets and liabilities, non-cash charges of $4.8 million related to share-based compensation and non-cash interest charges of $0.8 million related to debt.

Investing Activities

In the six months ended June 30, 2024, we acquired $69.8 million of short-term investments, and we redeemed $52.3 million in short-term investments. In the six months ended June 30, 2023, we acquired $70.0 million of short-term investments and we redeemed $72.0 million in short-term investments.

Financing Activities

In the six months ended June 30, 2024, our financing activities provided cash proceeds of $32.0 million. These proceeds were primarily a result of the $31.9 million received from the issuance of common shares and pre-funded warrants, net of $2.6 million in issuance costs paid under the Underwriting Agreement.

In the six months ended June 30, 2023, our financing activities provided cash proceeds of $47.5 million. These proceeds were primarily a result of the $50.0 million received from the issuance of convertible notes under the Note Purchase Agreement, partially offset by $2.8 million in debt costs.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of June 30, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs, CMOs and clinical trial sites which in turn impact the research and development expenses.
●	Estimate of the grant date fair value share options granted to employees, consultants and directors, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model.

Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

a) Research and Development Expenses — Accruals

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standard Update, or “ASU 2023-07”, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new ASU on its financial statement disclosures, but does not intend to early adopt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09”. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the effect of adopting this new ASU on its financial statement disclosures, but does not intend to early adopt.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $83.3 million as of June 30, 2024, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On June 30, 2024, our net monetary exposure denominated in Canadian dollars was $2.2 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: August 8, 2024	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)