Form 10-Q
period 2024-09-30
Milestone Pharmaceuticals Inc.
filed 2024-11-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12th, 2024, the registrant had 53,327,908 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	September 30, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$12,799	$13,760
Short-term investments	63,620	52,243
Research and development tax credits receivable	837	643
Prepaid expenses	2,523	3,178
Other receivables	1,211	3,208
Total current assets	80,990	73,032
Operating lease right-of-use assets	1,515	1,917
Property and equipment	201	277
Total assets	$82,706	$75,226

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$4,676	$6,680
Operating lease liabilities	582	546
Total current liabilities	5,258	7,226
Operating lease liabilities, net of current portion	1,002	1,457
Senior secured convertible notes	52,434	49,772
Total liabilities	58,694	58,455

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 53,327,908 shares issued and outstanding as of September 30, 2024, 33,483,111 shares issued and outstanding as of December 31, 2023	288,006	260,504
Pre-funded warrants - 12,910,590 issued and outstanding as of September 30, 2024 and 9,577,257 as of December 31, 2023	53,076	48,459
Additional paid-in capital	38,112	33,834
Accumulated deficit	(355,182)	(326,026)

Total shareholders’ equity	24,012	16,771

Total liabilities and shareholders’ equity	$82,706	$75,226

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$1,000

Operating expenses
Research and development, net of tax credits	3,963	6,721	10,417	25,600
General and administrative	3,742	4,227	12,741	12,561
Commercial	1,911	4,412	6,596	10,137

Loss from operations	(9,616)	(15,360)	(29,754)	(47,298)

Interest income	1,080	1,120	3,260	2,921
Interest expense	(903)	(841)	(2,662)	(1,697)

Net loss and comprehensive loss	$(9,439)	$(15,081)	$(29,156)	$(46,074)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	66,190,302	42,973,160	60,856,495	42,920,620

Net loss per share, basic and diluted	$(0.14)	$(0.35)	$(0.48)	$(1.07)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of June 30, 2023	33,363,971	$260,169	9,577,257	$48,459	$29,114	$(297,334)	$40,408
Transactions in three-month period ended September 30, 2023
Net loss	—	—	—	—	—	(15,081)	(15,081)
Exercise of stock options	18,798	68	—	—	(28)	—	40
Share-based compensation	—	—	—	—	2,872	—	2,872
Employee stock purchase plan purchases	99,018	265	—	—	—	—	265
Balance as of September 30, 2023	33,481,787	$260,502	9,577,257	$48,459	$31,958	$(312,415)	$28,504

Balance as of June 30, 2024	53,269,565	$287,932	12,910,590	$53,076	$36,713	$(345,743)	$31,978
Transactions in three-month period ended September 30, 2024
Net loss	—	—	—	—	—	(9,439)	(9,439)
Share-based compensation	—	—	—	—	1,399	—	1,399
Employee stock purchase plan purchases	58,343	74	—	—	—	—	74
Balance as of September 30, 2024	53,327,908	$288,006	12,910,590	$53,076	$38,112	$(355,182)	$24,012

Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions in nine-month period ended September 30, 2023
Net loss	—	—	—	—	—	(46,074)	(46,074)
Exercise of stock options	112,779	324	—	—	(136)	—	188
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	7,657	—	7,657
Exchange of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	142,006	393	—	—	—	—	393
Balance as of September 30, 2023	33,481,787	$260,502	9,577,257	$48,459	$31,958	$(312,415)	$28,504

Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions in nine-month period ended September 30, 2024
Net loss	—	—	—	—	—	(29,156)	(29,156)
Exercise of stock options	24,400	53	—	—	(24)	—	29
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	4,302	—	4,302
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	153,730	191	—	—	—	—	191
Balance as of September 30, 2024	53,327,908	$288,006	12,910,590	$53,076	$38,112	$(355,182)	$24,012

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Nine months ended September 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(29,156)	$(46,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	79	66
Amortization of debt costs	273	160
Accretion of investment discount	(337)	(79)
Non-cash interest expense related to debt	2,389	1,537
Share-based compensation expense	4,302	7,657
Loss on disposals of property and equipment	8	—
Changes in operating assets and liabilities:
Other receivables	1,997	(639)
Research and development tax credits receivable	(194)	(238)
Prepaid expenses	655	(956)
Operating lease assets and liabilities	(17)	(2)
Accounts payable and accrued liabilities	(2,004)	1,940

Net cash used in operating activities	(22,005)	(36,628)

Cash used in investing activities
Acquisition of property and equipment	(11)	(81)
Acquisition of short-term investments	(99,585)	(95,839)
Redemption of short-term investments	88,545	87,000

Net cash used in investing activities	(11,051)	(8,920)

Cash provided by financing activities
Proceeds from exercise of options	29	188
Proceeds from issuance of senior secured convertible debt	—	50,000
Proceeds from issuance of common shares, net of issuance costs	27,258	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	4,617	(8)
Proceeds from employee stock purchase plan	191	393
Payment of debt issuance costs	—	(2,782)

Cash provided by financing activities	32,095	47,791

Net (decrease) increase in cash and cash equivalents	(961)	2,243

Cash and cash equivalents – Beginning of period	13,760	7,636

Cash and cash equivalents – End of period	$12,799	$9,879

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1    Organization and Nature of Operations

Milestone Pharmaceuticals Inc. (Milestone or the Company) is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone’s headquarters is currently located in Montréal (Québec), Canada. Our common shares began trading on The Nasdaq Global Select Market on May 9, 2019. Our common shares trade under the symbol “MIST”. Milestone is focused on the development and commercialization of cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent rapid-onset calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of September 30, 2024, its statements of loss and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its statements of cash flows for the nine months ended September 30, 2024 and 2023.

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

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with clinical research organizations, or “CROs”, contract manufacturing

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

organizations, or “CMOs”, and clinical trial sites which in turn impact the research and development (R&D) expenses.
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

d) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standard Update, or “ASU 2023-07”, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new ASU on its financial statement disclosures.

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses and has experienced negative operating cash flows since its inception and anticipates continuing to incur losses for the next several years. Further, in connection with the revised timeline for our New Drug Application, or “NDA”, submission, we took certain cash conservation measures to reduce spending through program deferrals and team restructuring. These cash conservation measures are substantially completed and have been partially offset by $1.1 million in termination benefits paid as a result of the team restructuring. As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $76.4 million and an accumulated deficit of $355.2 million. Management has evaluated the Company’s operating plan and future cash flow requirements against its existing cash and cash equivalents and short-term investments and determined that the Company expects to be able to support its operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

3     Revenues

The Company recorded no revenue for the three and nine months ended September 30, 2024. The Company recorded no revenue and $1.0 million in revenue for the three and nine months ended September 30, 2023, respectively. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel, formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”). For details on the arrangement with Corxel, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2023, filed on Form 10-K.

4     Short-term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates and U.S. treasury bills with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

As of September 30, 2024, $0.5 million in short-term investments were pledged as collateral for a letter of credit.

5     Debt

On March 29, 2023, we closed the transactions contemplated by a note purchase agreement, or the “Note Purchase Agreement”, with RTW Investments LP and certain of its affiliates, or collectively, “RTW”, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes”, to the holders. For more details on the agreement with RTW, see Note 10 to our audited consolidated financial statements for the year ended December 31, 2023, filed on Form 10-K.

In accounting for the issuance of the Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the Convertible Notes are accounted for as a liability. As of September 30, 2024, the estimated fair value of the Convertible Notes was approximately $50.6 million based on level 2 inputs.

The net carrying amount of the Convertible Note were as follows:

	September 30, 2024	December 31, 2023
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	4,699	2,310
Unamortized debt discount	(488)	(547)
Unamortized debt issuance costs	(1,777)	(1,991)
Total	$52,434	$49,772

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$808	$762	$2,389	$1,537
Amortization of debt discount	20	16	59	34
Amortization of debt issuance costs	75	63	214	126
Total interest expense	$903	$841	$2,662	$1,697

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2024	December 31, 2023

Trade accounts payable	$1,631	$3,981
Accrued compensation and benefits payable	1,990	712
Accrued research and development liabilities	421	894
Accrued commercial liabilities	231	710
Accrued legal liabilities	27	131
Other accrued liabilities	376	252
Total	$4,676	$6,680

7      Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized and 53,327,908 shares were issued and outstanding as September 30, 2024.

As of September 30, 2024, there were 1,798,766 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP”, of which 1,503,030 are available for future purchases.

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

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

On January 1, 2024, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 1,339,324 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of September 30, 2024, there were 9,522,270 common shares available for issuance under the 2019 Plan, of which 1,015,575 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan”, through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. As of September 30, 2024, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 504,000 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable standard options from the 2011 Plan, 2019 Plan and Inducement Plan as of and for the nine-month period ending September 30 were as follows (excluding performance stock options and performance share units):

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of period - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of period - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	635,000	—	—	635,000	1.48
Exercised - 2011 Plan	—	—	(24,400)	(24,400)	1.19
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(68,238)	—	—	(68,238)	7.42
Expired - 2011 Plan	—	—	(11,272)	(11,272)	4.01
Expired - Inducement Plan	—	(30,750)	—	(30,750)	6.22
Outstanding at end of period	6,587,606	496,000	1,658,561	8,742,167	$4.86
Outstanding at end of period - Weighted average exercise price	$5.47	$5.99	$2.09
Exercisable at end of period	4,430,367	273,396	1,658,561	6,362,324	$5.20
Exercisable at end of period - Weighted average exercise price	$6.29	$6.45	$2.09

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of period - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of period - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,867,400	—	—	1,867,400	3.62
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(105,779)	(105,779)	1.52
Forfeited - 2019 Plan	(87,861)	—	—	(87,861)	6.28
Expired - 2019 Plan	(58,617)	—	—	(58,617)	11.52
Expired - 2011 Plan	—	—	(343)	(343)	0.92
Cancelled - 2019 Plan	(561,000)	—	—	(561,000)	21.73
Outstanding at end of period	6,467,234	503,000	1,696,550	8,666,784	$5.13
Outstanding at end of period - Weighted average exercise price	$5.83	$6.41	$2.08
Exercisable at end of period	2,972,614	190,396	1,696,550	4,859,560	$5.25
Exercisable at end of period - Weighted average exercise price	$6.98	$6.42	$2.08

The weighted average remaining contractual life was 6.6 and 7.5 years for outstanding options as of September 30, 2024 and 2023, respectively. The weighted average remaining contractual life was 6.0 and 6.4 years for vested options, as of September 30, 2024 and 2023, respectively.

There was $6.5 million and $13.2 million of total unrecognized compensation cost related to standard non-vested share options as of September 30, 2024 and 2023, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 1.6 years and 2.4 years as of September 30, 2024 and 2023, respectively.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

The non-vested options as of and for the nine-month period ending September 30 were as follows (excluding performance stock options and performance share units):

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	3,178,475	—	—	3,178,475	3.64
Non-vested share options at beginning of period - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	635,000	—	—	635,000	1.10
Vested, outstanding 2019 Plan	(1,270,183)	—	—	(1,270,183)	3.62
Vested, outstanding Inducement Plan	—	(82,313)	—	(82,313)	4.86
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of period	2,157,239	222,604	—	2,379,843	$3.04
Non-vested share options at end of period - Weighted average fair value	$2.93	$4.11	$—

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of period - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of period - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,867,400	—	—	1,867,400	2.87
Vested, outstanding 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding 2019 Plan	(1,231,712)	—	—	(1,231,712)	6.09
Vested, outstanding Inducement Plan	—	(190,396)	—	(190,396)	4.85
Forfeited - 2019 Plan	(64,831)	—	—	(64,831)	4.08
Non-vested share options at end of period	3,494,620	312,604	—	3,807,224	$3.83
Non-vested share options at end of period - Weighted average fair value	$3.74	$4.84	$—

The fair value of standard options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted (excluding performance stock options and performance share units):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Exercise price	$1.48	$3.14	$1.48	$3.62
Share price	$1.48	$3.14	$1.48	$3.62
Volatility	92%	98%	92%	98%
Risk-free interest rate	3.77%	4.09%	3.81%	3.92%
Expected life	5.31	6.08 years	5.37	6.00 years
Dividend	0%	0%	0%	0%

Expected volatility is determined using comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

The vesting of the performance-based stock options is conditional upon the U.S. Food and Drug Administration, or “FDA”, approval of etripamil. Subject to the optionholder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and nine months ended September 30, 2024 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded during the nine months ended September 30, 2024, was $1.53 per option.

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

On January 1, 2024, the number of common shares reserved for issuance under the ESPP automatically increased by 334,831 shares. As of September 30, 2024, the Company has 1,798,766 common shares available for issuance under the ESPP, of which 295,736 shares of common stock have been issued. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs”, to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these performance share units.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

A summary of the Company’s PSU activity for the nine months ended September 30 is as follows:

	2024	2023
Beginning balance	$—	$—
Granted	924,000	—
Vested	—	—
Forfeited	—	—
Ending balance	$924,000	$—

The number of PSUs granted represents the total number of common shares that may be earned. However, the actual number of shares earned will be based on the satisfaction of the performance criteria. Upon satisfaction of the performance criteria, 100% of the earned shares will vest. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The Company did not record any expense related to the PSUs during the three and nine months ended September 30, 2024 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the PSUs granted during the nine months ended September 30, 2024 was $1.74.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Administration	$723	$1,546	$2,377	$4,051
Research and development	477	900	1,400	2,526
Commercial activities	199	426	525	1,080
Total	$1,399	$2,872	$4,302	$7,657

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

	2024	2023
Share options and performance share units	10,590,167	8,666,784

Amounts above reflect the common share equivalents of the noted instruments.

10	Royalty Purchase Agreement

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

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

11 Other receivables

Other receivables comprised of the following:

	September 30, 2024	December 31, 2023
Interest receivable	$1,060	$528
Sales tax receivable	88	264
Clinical receivable	61	2,400
Other current receivable	2	16
Total	$1,211	$3,208

For the year ended December 31, 2023, the Company recognized a clinical receivable of $2.4 million for upfront payments made to CROs, which was received during the nine-months ending September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or “SEC”, on March 21, 2024. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our lead product candidate, etripamil, is a novel and potent calcium channel blocker that we designed as a rapid-onset nasal spray to be self-administered by patients. We are developing etripamil for the treatment of specific arrhythmias with a lead indication to treat paroxysmal supraventricular tachycardia, or “PSVT”, and an indication to treat atrial fibrillation with rapid ventricular rate, or “AFib-RVR”.

PSVT, also referred to as supraventricular tachycardia, or “SVT”, is a condition characterized by an abnormality in the electrical system of the heart causing patients to have unexpected, often severely symptomatic episodes of rapid heart rate.  Patients experiencing episodes of SVT often experience symptoms including palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting and anxiety. Calcium channel blockers have long been approved for the treatment of SVT as well as other cardiac conditions. Calcium channel blockers available in oral form are sometimes used prophylactically to attempt to control the frequency and duration of future episodes of SVT. For treatment of episodes of SVT, approved calcium channel blockers are administered intravenously under medical supervision, usually in the emergency department. We believe the combination of convenient nasal-spray delivery and rapid-onset of etripamil has the potential to shift the current treatment paradigm for episodes of SVT away from the burdensome and costly emergency department setting.

Atrial fibrillation, or “AFib”, is a common form of arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. A common complication of AFib is a rapid ventricular rate, or “AFib-RVR”, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a RVR in patients with AFib increases the likelihood of marked symptoms including heart palpitations, shortness of breath and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control. Regardless of the chronic approach, when faced with a sudden episode of AFib-RVR, acute rate control is needed, and most treatments are oral AV-nodal targeted drugs such as a beta blocker or calcium channel blockers. However, these oral rate control drugs, when used acutely, do not adequately provide immediate or adequate ventricular rate control due to a 30- to 90-minute delayed onset of action, and, as a result, many patients need faster and more certain rate-reduction and symptom-resolution and so seek acute-medical care by going to the emergency department for treatment utilizing intravenous rate control and/or electrical cardioversion of their AFib. Similar to SVT, patients feel a loss of control by needing to visit the emergency department for overcoming their atrial fibrillation attack and the unpredictable nature of RVR episodes; doctors are frustrated by the lack of options for patients to self-manage these acute rate attacks; and payor organizations would prefer to treat the AFib-RVR attacks in a more cost effective and time-efficient manner.

PSVT Clinical Development Program

In May 2024, we announced that the U.S. Food and Drug Administration, or “FDA”, accepted our New Drug Application, or NDA. This acceptance followed the resubmission of our NDA to the FDA in March 2024. We are seeking approval to sell and market etripamil for the treatment of PSVT. The NDA for etripamil was resubmitted based on guidance from the FDA after receipt of a Refusal to File (RTF) letter from the FDA in December 2023 in connection with the original NDA submission in October 2023. In the letter and upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the data recorded for the time of adverse events in Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events. In February 2024, Milestone held a Type A Meeting with the FDA to determine the next steps for the resubmission of the NDA. The Agency indicated that the adverse events, or “AEs”, hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile. As a result, data sets that capture timing of AEs reported in the Phase 3 pivotal studies were revised to align with FDA requests and resubmitted as supplementary information to the original NDA. The resubmission package included restructured data sets that captured timing of reported AEs and certain data files reformatted to facilitate FDA’s analyses. No additional efficacy or safety data were requested as part of the RTF. The FDA has informed the Company of a prescription drug user fee act (PDUFA) date of March 27, 2025. If approved, we believe that etripamil will be the first self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

In April 2024, the Company announced new clinical data demonstrating real-world application of etripamil, an investigational new drug, for conversion of recurrent PSVT. Conducted in North and South America, an open label, Phase 3 study of etripamil in PSVT (the NODE-303 study) was presented at The American College of Cardiology Scientific Sessions. NODE-303 evaluated self-administered etripamil (70 mg, nasal spray) in an outpatient setting for up to four episodes of PSVT per patient. Other key characteristics of the NODE-303 study that distinguish the study from earlier phase 3 studies, include the removal of the in-office test dose as well as the use of a broader inclusion exclusion study entry criteria. For example, NODE-303 did not exclude patients with a history of co-morbid AFib or atrial flutter. The results demonstrated that symptom-prompted treatment with etripamil restored sinus rhythm with a median time-to-conversion of 17.0 minutes and was generally well tolerated. The conversion of PSVT to sinus rhythm was similar among multiple PSVT episodes and the frequency of treatment-emergent adverse events within 24 hours decreased with successive episodes. Adverse events were predominantly localized to the drug’s nasal administration site, consistent with prior trial findings. The protocol was amended during the trial to allow for a repeat dose of drug if symptoms persisted 10 minutes following the first dose, however the majority of the clinical trial was conducted prior to the amendment and utilized the 70 mg single dose. Efficacy of etripamil for PSVT conversion (restoration of sinus rhythm) in NODE-303 was 60% by 30 minutes after drug self-administration, and 69.9% by 60 minutes after drug self-administration; these rates of conversion are similar to those demonstrated in double-blinded and other open-label etripamil studies. This data supports a potentially significant shift in the management approach for recurrent PSVT.

In October 2022, we announced positive and statistically significant topline efficacy and safety data from our Phase 3 RAPID clinical trial evaluating etripamil in patients with PSVT. These results from the RAPID trial were presented in November 2022, as a Late-Breaking Clinical Trial at the American Heart Association Scientific Sessions (Chicago, IL). These results were also published in The Lancet in July 2023. RAPID, a multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 using a self-administered regimen consisting of a first dose of study drug, and a repeat dose 10 minutes later if symptoms persisted. Self-administration was prompted by a patient’s symptoms and performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint with etripamil demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted to sinus rhythm within thirty minutes compared to patients that took placebo (64.3% vs. 31.2%; hazard ratio, or “HR”, 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of patients taking etripamil converted to sinus rhythm compared to 60.7% of patients taking placebo (HR = 1.93; 95% CI 1.349, 2.752; p<0.001). Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the trial compared to patients that took placebo. The median time-to-conversion for patients in the RAPID trial who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients taking placebo. The safety and tolerability data from the RAPID trial supports the potential self-administration of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or RTEAEs, and adverse events, or “AEs”, occurred within 24 hours of etripamil administration and were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). No serious adverse effects related to etripamil were reported.

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

AFib-RVR Clinical Development Program

In the first quarter of 2024, we met with the FDA in a Type C meeting. In this meeting, the FDA reiterated its prior guidance from our Pre-IND meeting regarding the availability of an sNDA pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT. FDA further concurred with respect to key proposed study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. In our mid-2023 Pre-IND meeting, the FDA provided guidance that our primary endpoint can be the reduction of ventricular rate, and the primary analysis would be on the intent to treat, or “ITT”, population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a patient-reported outcomes measure, or “PRO”, and the application of a seven-point anchored scale was discussed with the FDA. We anticipate finalizing the Phase 3 study protocol in 2024 and anticipate enrolling patients in the first half of 2025.

We continue to engage with the FDA in finalizing the Phase 3 clinical study protocol for AFib-RVR. The study is expected to be conducted in the at-home setting consisting of patients with a history of symptomatic episodes and using a self-administered, repeat-dose regimen of 70mg per dose similar to what was studied in the RAPID trial in patients with PSVT. Our target population would be patients with verified AFib-RVR, and the ITT population would be all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint being considered is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil vs placebo, as was studied in the ReVeRA trial. Our key secondary endpoint will be based on a PRO acceptable to the FDA, which is the same or similar to ones we have used in our PSVT and AFib-RVR programs. We estimate that the study size would be approximately 150 events from patients with a history of symptomatic episodes.

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

Treatment-emergent serious adverse events, or “TESAEs”, were rare, with two occurring in one patient in the etripamil arm (3.7%) and four occurring in two patients in the placebo arm (6.9%). The TESAEs in the etripamil arm (transient severe bradycardia and syncope, assessed as due to hyper-vagotonia) occurred in a patient with a history of vagal events, and fully resolved by placing the patient supine and was without sequelae. The most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness.

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

Since inception, we have incurred significant operating losses. For the three months ended September 30, 2024 and 2023, we recorded net losses of $9.4 million and $15.1 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded net losses of $29.2 million and $46.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of $355.2 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $12.8 million of cash and cash equivalents and $63.6 million of short-term investments at September 30, 2024.

We expect to continue to incur significant expenses and to increase operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

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

Recent Developments

In September 2024, the Company appointed Joseph Papa to its Board as an independent director. Mr. Papa is a renowned pharmaceutical and healthcare leader, with more than 35 years of experience navigating companies through periods of rapid growth, transformation, and strategic M&A transactions, including as former Chairman and CEO of Bausch + Lomb, Bausch Health and Perrigo and as a director of SparingVision and Candel Therapeutics. He brings broad commercial experience and proven capabilities of advancing innovative products aimed at significantly enhancing patients’ lives.

On September 6, 2024, our licensing partner, Corxel (formerly Ji Xing Pharmaceuticals Limited, JIXING), a clinical-stage biopharmaceutical company announced positive topline data from the Phase 3 JX02002 clinical trial of etripamil nasal spray in patients with PSVT in China.

The 500-patient Phase 3 trial (JX02002) met its primary endpoint, with a Kaplan Meier analysis shows a statistically significantly greater proportion of patients who self-administered etripamil converted from PSVT to sinus rhythm within 30 minutes compared to placebo (40.5% vs. 15.9%, respectively; hazard ratio [HR] = 3.00; 95% CI 1.58-5.71; p<0.001). Statistically significant (p<0.05) results were also shown for the secondary efficacy endpoints for percent of patients’ PSVT converted to sinus rhythm by 10, 15, 45 and 60 minutes after self-administration of study drug.

Corxel further reported that, overall, treatment emergent adverse events were comparable between treatment groups, and there were no reported serious adverse events related to etripamil. The safety and tolerability data from the JX02002 trial were consistent with previous clinical studies. This important study further expands the etripamil global development program to more than 2,000 unique patients treated with etripamil.

The Macroeconomic Climate

Inflation rates may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, changes to interest rates and overhead costs may adversely affect our operating results. Interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, geopolitical events such as the Russia-Ukraine war and unrest and/or further escalation in Israel and Gaza, recent banking instabilities and other U.S. geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date. We would only expect to generate revenues from product sales in the near future if the FDA approves the NDA. We recorded no revenue for the three and nine months ended September 30, 2024. We recorded no revenue and $1.0 million in revenue during the three and nine months ended September 30, 2023, respectively. This revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Corxel for the treatment of PSVT in the People’s Republic of China, or “the Territory”, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

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

We expect to continue to incur expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or “SEC”, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations and changes:

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change

Revenue	$—	$—	—	0.0%

Operating expenses
Research and development, net of tax credits	$3,963	$6,721	$(2,758)	(41.0)%
General and administrative	3,742	4,227	(485)	(11.5)%
Commercial	1,911	4,412	(2,501)	(56.7)%
Total operating expenses	9,616	15,360	(5,744)	(37.4)%
Loss from operations	(9,616)	(15,360)	5,744	(37.4)%
Interest income	1,080	1,120	(40)	(3.6)%
Interest expense	(903)	(841)	(62)	7.4%
Net loss	$(9,439)	$(15,081)	$5,642	(37.4)%

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change

Revenue	$—	$1,000	$(1,000)	100.0%

Operating expenses
Research and development, net of tax credits	10,417	25,600	(15,183)	(59.3)%
General and administrative	12,741	12,561	180	1.4%
Commercial	6,596	10,137	(3,541)	(34.9)%
Total operating expenses	29,754	48,298	(18,544)	(38.4)%
Loss from operations	(29,754)	(47,298)	17,544	(37.1)%
Interest income	3,260	2,921	339	11.6%
Interest expense	(2,662)	(1,697)	(965)	56.9%
Net loss	(29,156)	(46,074)	16,918	(36.7)%

Revenue

We recorded no revenue for the three and nine months ended September 30, 2024. We recorded no revenue and $1.0 million in revenue during the three and nine months ended September 30, 2023, respectively. This prior year revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel, formerly known as  Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and , such agreement, the “Ji Xing License Agreement”), due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Corxel for the treatment of PSVT in the People’s Republic of China, or “the Territory”, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Clinical	$1,586	$3,157	$(1,571)	(49.8)%	$5,044	$16,526	$(11,482)	(69.5)%
Drug manufacturing and formulation	1,594	2,111	(517)	(24.5)%	3,033	5,535	(2,502)	(45.2)%
Regulatory and other costs	844	1,539	(695)	(45.2)%	2,534	3,777	(1,243)	(32.9)%
Less: R&D tax credits	(61)	(86)	25	(29.1)%	(194)	(238)	44	(18.5)%
Total R&D expenses	$3,963	$6,721	$(2,758)	(41.0)%	$10,417	$25,600	$(15,183)	(59.3)%

Research and development expenses decreased by $2.8 million, or 41.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. This decrease was also driven by a decrease in drug manufacturing and regulatory costs.

Research and development expenses decreased by $15.2 million, or 59.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. This decrease was also driven by a decrease in drug manufacturing and regulatory costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses decreased $0.5 million, or 11.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in personnel costs, partially offset by an increase in outside service costs.

General and administrative expenses remained substantially consistent for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Commercial

Commercial expenses decreased by $2.5 million, or 56.7%, for the three months ended September 30, 2024, compared to the same period in 2023. This decrease is a result of a decrease in personnel costs, professional costs and other operational expenses related to commercialization.

Commercial expenses decreased by $3.5 million, or 34.9%, for the nine months ended September 30, 2024, compared to the same period in 2023. This decrease is a result of a decrease in professional costs and other operational expenses related to commercialization.

We anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States, if the FDA approves the NDA.

Interest Income

Interest income was $1.1 million and $1.1 million for the three months ended September 30, 2024 and 2023. Interest income was $3.3 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest income was due to a larger amount of assets invested in 2024 when compared to 2023.

Interest Expense

Interest expense was $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023. Interest expense was $2.7 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest expense was due to the issuance of the 2029 Convertible Notes on March 29, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $76.4 million and an accumulated deficit of $355.2 million.

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

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement”, and a note purchase agreement, or the “Note Purchase Agreement”, with RTW Investments, LP and certain of its affiliates, or collectively, “RTW”.

On March 29, 2023, the Company closed the transaction contemplated by the Note Purchase Agreement and issued and sold the $50 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes”, to the holders in a private placement transaction.

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

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Sales Agreement”, with Jefferies LLC with respect to an at-the-market offering program, or the “ATM Program”, under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal.  On May 31, 2023, we filed a prospectus supplement (File No. 333-261049) that amended and restated the information in our prospectus supplement dated July 29, 2020, and, accordingly, the information in this prospectus supplement superseded the information contained in that prospectus supplement, or the prior prospectus supplement. Pursuant to that prior prospectus supplement and accompanying base prospectus contained in our Registration Statement on Form S-3 (File No. 333-239318), or the prior prospectus, we issued 361,236 common shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million). No shares were sold under the Sales Agreement during the three or nine months ended September 30, 2024.

We expect that our operating plan, existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ended September 30, 2024 and that there are no known events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(22,005)	$(36,628)	14,623	(39.9)%
Investing activities	(11,051)	(8,920)	(2,131)	23.9%
Financing activities	32,095	47,791	(15,696)	(32.8)%
Net (decrease) increase in cash and cash equivalents during the period	$(961)	$2,243	(3,204)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 was $22.0 million, which consisted primarily of a net loss of $29.2 million. The net loss was partially offset by a net cash increase of $0.4 million related to the change in assets and liabilities, non-cash charges of $4.3 million related to share based compensation, and non-cash interest charges of $2.4 million related to the convertible note.

Net cash used in operating activities during the nine months ended September 30, 2023 was $36.6 million, which consisted primarily of a net loss of $46.0 million. The net loss was partially offset by a net cash increase of $0.1 million related to the change in assets and liabilities, non-cash charges of $7.7 million related to share based compensation and non-cash interest charges of $1.5 million related to the convertible note.

Investing Activities

In the nine months ended September 30, 2024, we acquired $99.6 million of short-term investments, and we redeemed $88.5 million in short-term investments. In the nine months ended September 30, 2023, we acquired $95.8 million of short-term investments, and we redeemed $87.0 million in short-term investments.

Financing Activities

In the nine months ended September 30, 2024, our financing activities provided cash proceeds of $32.1 million. These proceeds were primarily a result of the $31.9 million received from the issuance of common shares and pre-funded warrants, net of $2.6 million in issuance costs paid under the Underwriting Agreement.

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

Contractual Obligations

During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP”, and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Clinical trial expenses include direct costs associated with CROs, direct CMO costs for the formulation and packaging of clinical trial material, as well as investigator and patient related costs at sites at which our trials are being conducted. Direct costs associated with our CROs and CMOs are generally payable on a time and materials basis, or when milestones are achieved. The invoicing from clinical trial sites can lag several months. We record expenses for our clinical trial activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs and clinical trial sites. We determine the estimates through discussions with internal clinical personnel, CROs and CMOs as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services based on facts and circumstances known to us as of each consolidated balance sheet date. The actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. If the actual timing of the performance of services of the level of effort varies from the estimate, we will adjust the accrual accordingly. Adjustments to prior period estimates have not been material. We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits and as a reduction of income taxes for investment tax credits that can only be claimed against income taxes payable when there is reasonable assurance that the claim will be recovered.

b) Share Based Compensation

We recognize compensation costs related to share options granted to employees, consultants and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share based compensation expense, using the Black-Scholes option pricing model. This Black-Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of our underlying common shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of our common shares. The estimated volatility creates a critical estimate because we have not been a public company long enough to demonstrate our own historical volatility. The grant date fair value of the share based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards. Forfeitures are accounted for as they occur.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standard Update, or “ASU 2023-07”, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new ASU on its financial statement disclosures.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in May 2019, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $76.4 million as of September 30, 2024, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On September 30, 2024, our net monetary exposure denominated in Canadian dollars was $1.7 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
10.1	Non-Employee Director Compensation Policy, as amended July 11, 2024.
10.2

Cooperation Agreement, dated as of July 14, 2024, by and between the Company and Alta Fundamental Advisers Master L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 15, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: November 12, 2024	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)