Form 10-K
period 2024-12-31
Milestone Pharmaceuticals Inc.
filed 2025-03-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common share for The Nasdaq Stock Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $69.8 million.

As of March 13th, 2025, the total number of shares outstanding of the registrant’s Common Shares was 53,353,984 shares, net of treasury shares.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

•	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
•	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China, Hong Kong, Macau and Taiwan through our license agreement with Corxel Pharmaceuticals, or “Corxel,” formerly Ji Xing Pharmaceuticals Limited, JIXING;
•	our plans to develop and commercialize etripamil and any future product candidates;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to establish collaborations or obtain additional funding;
•	our ability to obtain regulatory approval of our current and future product candidates;
•	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
•	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;

•	our intellectual property position and the duration of our patent rights;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to compete in the markets we serve;
•	the impact of government laws and regulations;
•	developments relating to our competitors and our industry; and
•	the factors that may impact our financial results.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

•	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•	We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of etripamil or other operations.
•	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.
•	Economic uncertainty may adversely affect our results of operations.
•	We have only one product candidate, etripamil, for which we are currently pursuing clinical development. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.
•	We may not be successful in our efforts to expand our pipeline of product candidates beyond etripamil for paroxysmal supraventricular tachycardia.
•	The development of additional product candidates is risky and uncertain.
•	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials, and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.
•	Our business, operations and clinical development timelines and plans have been adversely affected by the effects of health epidemics, and could be affected by future health epidemics.
•	We may encounter substantial delays or difficulties in our clinical trials.
•	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell etripamil or any future product candidates, we may not be successful in commercializing etripamil or any future product candidates, if and when they are approved.
•	Even if etripamil or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third party payors or others in the medical community necessary for commercial success.
•	Even if we successfully obtain approval for etripamil, its success will be dependent on its use in accordance with labeled instructions for use.
•	If the market opportunities for etripamil and any future product candidates are smaller than we estimate, our business may suffer.
•	Coverage and adequate reimbursement may not be available for etripamil or any future product candidates, which could make it difficult for us to gain market acceptance.
•	Even if we obtain and maintain approval for etripamil or any future product candidates from the Food and Drug Administration, or “FDA,” we may never obtain approval of etripamil or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.
•	Even if we obtain regulatory approval for etripamil or any future product candidates, they will remain subject to ongoing regulatory oversight.
•	We will rely on third parties to produce clinical and commercial supplies of etripamil and any future product candidates.
•	We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•	Etripamil is intended to be used with a nasal spray device, which may result in additional regulatory and supply risks.

•	If we are unable to obtain and maintain patent protection for etripamil or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
•	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•	The market price of our common shares has been and may continue to be volatile and fluctuate substantially, and you could lose all or part of your investment.
•	Our common shares are thinly traded, and our shareholders may be unable to sell their shares quickly or at market price.
•	Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1.      BUSINESS

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our objective is to commercialize and develop CARDAMYST (also known as etripamil) in the United States as a fast-acting, portable nasal spray treatment for use by patients anywhere, anytime an attack of supraventricular tachycardia, or “SVT” occurs. We are also developing etripamil for the indication of atrial fibrillation with rapid ventricular rate, or “AFib-RVR.”

CARDAMYSTTM (etripamil) nasal spray

We are currently focused on obtaining marketing approval of CARDAMYST for the treatment of paroxysmal supraventricular tachycardia, or “PSVT” from the U.S. Food and Drug Administration, or “FDA.” We expect that the FDA will make their final decision regarding the marketing approval of CARDAMYST for PSVT by March 27, 2025, which is also known as the Prescription Drug User Fee Act, or “PDUFA,” review goal date.

We are also developing etripamil nasal spray for a subsequent indication to treat patients with AFib-RVR. Similar to our approach for PSVT, we believe that etripamil has the potential to help the person experiencing a symptomatic episode of AFib-RVR to self-treat themselves and to conveniently, reliably, and quickly, reduce their elevated heart rate, with the goal of reducing the need for emergency department utilization. We completed a successful Phase 2 study in patients presenting urgently with AFib-RVR, i.e., to an emergency department. We publicly presented these positive Phase 2 data in November 2023, which demonstrated that patients receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo, with safety and tolerability findings generally consistent with those observed in our PSVT program. This data supports the development of etripamil, self-administered in the medically unmonitored setting, for the treatment of AFib-RVR and, following dialogue with FDA, have finalized a Phase 3, potentially registrational study.

PSVT Market Overview

PSVT is a condition that causes a patient’s heart to suddenly start beating faster than normal. It can be life-altering as PSVT is highly symptomatic, characterized by unpredictable attacks of a racing heart, often exceeding 150 beats per minute. Symptoms of PSVT arise suddenly and may include palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting, and anxiety, causing many patients to interrupt their daily activities at the time of symptom-onset. The impact and morbidity from an episode of PSVT can be especially detrimental in patients with underlying cardiovascular or medical conditions, such as heart failure, obstructive coronary disease, or dehydration. The uncertainty of when such an attack of PSVT will strike or how long it will persist is often anxiety-provoking, reducing patients’ quality of life and preventing participation in many desired activities. Drugs approved for the treatment of attacks of PSVT include adenosine, verapamil, and diltiazem, with all being administered intravenously under medical supervision, usually in the emergency department. Other oral drugs are sometimes used to treat attacks in a concept called “pill in the pocket.” However, those drugs have never been proven effective or safe and are not approved for this use. Doctors are often frustrated by the lack of effective treatment options besides a prolonged, unpleasant, and costly trip to the emergency department or, for some patients, an invasive ablation procedure. PSVT can be traumatic for patients, frustrating for healthcare providers, and costly for payors. With no pharmaceutical innovation in the treatment of PSVT for more than 30 years and a movement in the healthcare system to enable patient-centered care, we believe there is an opportunity to help patients living with PSVT to take greater control over their PSVT.

We believe that PSVT is a large and under-recognized market which we estimate affects more than two million Americans. From this diagnosed population, we define the immediate target addressable market for CARDAMYST as approximately 60% of patients who are actively managed by clinical cardiologists, interventional cardiologists and electrophysiologists.  The remaining patients with PSVT can become addressable over time, as they are inconsistently managed (cycling in and out of the healthcare system) and/or being managed less frequently by primary care healthcare providers. Furthermore, PSVT is expected to increase in prevalence in coming years as wearable electrocardiogram, or “ECG,” technology (e.g., smartphone, watches) becomes both more adept at diagnosing PSVT and more widely used by patients and clinical practitioners, in turn shortening the current two to three year average time to diagnosis.

Following the release of data from the RAPID clinical study in market research, cardiologists reported a willingness to prescribe CARDAMYST to approximately 50% of the patients with PSVT in their care, which suggests approximately 500,000 to 800,000 patients can potentially be treated with CARDAMYST in peak years. Additionally, we believe that this cardiology-identified group of patients may use CARDAMYST to treat a median of three to five episodes per year, based on the projected number of self-reported longer and more intense episodes experienced by patients, as well as the patient utilization experience in our Phase 3 clinical trials. This implies a peak demand potential in the United States for CARDAMYST of 2.5 million to 4 million episodes treated per year.

Current treatment for PSVT also consumes significant healthcare resources. Research published in the American Journal of Cardiology in 2020 shows that total healthcare expenditures in the year following a diagnosis of PSVT ranged from $20,000 to $30,000 per patient which were significantly higher than the expenditures observed for patients without PSVT. These significant increases included increased emergency department visits and hospitalization costs. Of note, catheter ablations following diagnosis represented only 23% of this increased spend, meaning most costs were unrelated to ablations. Recent data from the Healthcare Cost and Utilization Project (HCUP) database indicate that in 2019 there were approximately 140,000 emergency department, or “ED,” visits for PSVT when coded in the primary diagnostic position, and a total of approximately 525,000 ED visits when PSVT was coded in any diagnostic position. Of these, approximately 25% of ED admissions for PSVT resulted in a hospital admission. HCUP estimates a total of approximately 40,000 to approximately 120,000 inpatient admissions for PSVT in 2019 (based again if PSVT were found in the primary v. any diagnostic position). Despite the effectiveness of catheter ablation, claims data suggests that only approximately 15% of patients with PSVT are ablated over a three-year period, leading to a total of approximately 100,000 catheter ablations annually. In total, at least $5 billion is spent annually in the United States on the management of PSVT.

AFib-RVR Market Overview

Atrial Fibrillation, or “AFib,” is a common cardiac arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. A common complication of AFib is a rapid heart rate, also referred to as AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a rapid ventricular rate, or “RVR,” in patients with atrial fibrillation increases the likelihood of marked symptoms including heart palpitations, shortness of breath and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control. Regardless of the chronic approach, break-through episodes of rapid heart rate occur frequently; and when faced with a sudden episode of AFib-RVR, acute rate control is needed, with most treatments being AV-nodal targeted drugs such as a beta blocker or calcium channel blocker. These treatments can be given intravenously; however, this requires a burdensome trip to an emergency department which may lead to a hospital admission. Acute treatment can be attempted by administration of an oral rate control drug; however, such drugs do not adequately provide immediate or adequate ventricular rate control due to a 30- to 90-minute delayed onset of action, and, as a result, many patients need faster and more certain rate-reduction and symptom-resolution and so seek acute-medical care by going to the emergency department for treatment utilizing intravenous rate control and/or electrical cardioversion of their atrial fibrillation. Furthermore, the chronic administration of oral rate-control drugs does not broadly prevent episodes of AFib-RVR. Similar to PSVT, patients may feel a loss of control by needing to visit the emergency department for overcoming their AFib-RVR episode and the unpredictable nature of these episodes, which can occur anytime and anywhere. Doctors have expressed frustration at the lack of options for patients to self-manage these acute rate attacks; and payor organizations would prefer to treat the AFib-RVR attacks in a more cost effective and time-efficient manner.

An estimated 10 million Americans suffer from AFib. The prevalence of AFib is expected to grow to greater than 12 million by 2030. A subset of patients with AFib experiences episodes of abnormally high heart rate, most often accompanied by palpitations, shortness of breath, dizziness, and weakness. While these episodes, known as AFib-RVR, may be treated by oral calcium channel blockers and/or beta blockers, patients frequently seek acute care in the ED to address symptoms. In 2019, nearly 1.1 million patients were admitted to the ED due to AFib symptoms. Initial data suggests that approximately 60% of all AFib ED visits were attributable to AFib-RVR, as symptoms driving patients to seek care generally become more pronounced at higher heart rates. Treatment for such symptoms typically includes medically supervised intravenous administration of calcium channel blockers or beta blockers, or electrical cardioversion. With little available data for AFib-RVR, we believe, based on our initial market research, that 30% to 40% of patients with AFib experience one or more symptomatic episodes of RVR per year that require treatment, suggesting a target addressable market of up to approximately four to five million patients by 2030 for etripamil in patients with AFib-RVR.

We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate at home, self-administered, to provide a supplemental option to either the acute oral rate or rhythm control strategy their physician would use. When presented with a target product profile reflecting this potential use case, cardiologists and electrophysiologists in a 2021 market research study perceived utility in the product profile and indicated that they would prescribe to approximately 67% of their patients that experience episodes of AFib-RVR. They further indicated that a rapidly-acting intranasal calcium channel blocker could serve as a “bridge” to the longer onset times of acute oral agents. According to physicians, it can take hours for patients to feel an alleviation of symptoms using acute oral rate or rhythm control. During this time, patients may experience concerning symptoms that often prompt them to seek emergency care. We believe that the combination of convenient delivery, potency, rapid onset and short duration of action of etripamil has the potential to move the current treatment setting for some acute episodes of AFib out of the burdensome and costly emergency department.

Current AFib management consumes significant healthcare resources in the United States. The American Heart Association published a report in 2016 summarizing the current and projected cost burden of cardiovascular diseases in the United States. This report suggests atrial fibrillation resulted in $25 billion in direct medical costs in 2016 (approximately 7% of all cardiovascular diseases) and another $7 billion in indirect costs (i.e., up to $32 billion in total costs). Additionally, the forecasted growth in atrial fibrillation prevalence is anticipated to result in healthcare expenditures of $46 billion in direct costs and $10 billion in indirect costs in the United States by 2030.

New Drug Application Status

In May 2024, we announced that the FDA accepted our New Drug Application, or “NDA,” for CARDAMYST (etripamil) for the treatment of PSVT. The Company continues to engage the FDA throughout the NDA review process in the form of responses to FDA requests for information, as well as audits of manufacturing facilities and testing labs, clinical sites, clinical study support services and of our headquarters. The PDUFA goal date for action on the NDA is March 27, 2025. If approved, we believe that CARDAMYST will be the first and only self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

PSVT Clinical Development Highlights

In April 2024, we announced new clinical data demonstrating real-world application of etripamil, an investigational new drug, for conversion of recurrent PSVT. Conducted in North and South America, an open label, Phase 3 study of etripamil in PSVT (the NODE-303 study) was presented at The American College of Cardiology Scientific Sessions. NODE-303 evaluated self-administered etripamil (70 mg, nasal spray) in an outpatient setting for up to four episodes of PSVT per patient. Other key characteristics of the NODE-303 study that distinguish the study from earlier Phase 3 studies, include the removal of the in-office test dose as well as the use of a broader inclusion exclusion study entry criteria. For example, NODE-303 did not exclude patients with a history of co-morbid AFib or atrial flutter. The results demonstrated that symptom-prompted treatment with etripamil restored sinus rhythm with a median time-to-conversion of 17 minutes and was generally well tolerated. The conversion of PSVT to sinus rhythm was similar among multiple episodes of PSVT and the frequency of treatment-emergent adverse events within 24 hours decreased with successively treated episodes. Adverse events, or “AEs,” were predominantly localized to the drug’s nasal administration site, consistent with prior trial findings. The protocol was amended during the trial to allow for a repeat dose of drug if symptoms persisted 10 minutes following the first dose, however most of the clinical trial was conducted prior to the amendment and used the 70 mg single dose. Efficacy of etripamil for PSVT conversion (restoration of sinus rhythm) in NODE-303 was 60.0% by 30 minutes after drug self-administration, and 69.9% by 60 minutes after drug self-administration; these rates of conversion are similar to those demonstrated in double-blinded and other open-label etripamil studies. This data supports a potentially significant shift in the management approach for recurrent PSVT.

In October 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results were further presented shortly thereafter, in November 2022, as a Late-Breaking Clinical Trial Session at the American Heart Association Scientific Sessions 2022 (Chicago, IL) and subsequently published in The Lancet (June 2023). RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or a matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and was performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint, with patients taking the regimen with etripamil demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or “HR,” 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time to conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial continues to support the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or “RTEAEs,” and AEs which occurred within 24 hours of administration of etripamil, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

In March 2023, we completed NODE-303, a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision over multiple, separate episodes of SVT. Data from the completed NODE-303 open-label safety and RAPID extension studies are included in the PSVT NDA submission for etripamil to the FDA.

The use of additional medical interventions and visits to an emergency department were important secondary measures of efficacy for both the RAPID and NODE-301 studies, although with the understanding that neither study was individually powered to expect statistical differences. In a pre-planned analysis across both studies, patients who self-administered etripamil sought additional medical interventions 43% less frequently (15% vs. 25%; p=0.013) and had 39% fewer emergency department visits (14% vs. 22%; p=0.035) than patients in the placebo arm.

In September 2024, our licensing partner, Corxel (formerly Ji Xing Pharmaceuticals Limited, JIXING), a clinical-stage biopharmaceutical company announced positive topline data from the Phase 3 JX02002 clinical trial of etripamil nasal spray in patients with PSVT in China.

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

AFib-RVR Clinical Development Highlights

In November 2023, we presented positive Phase 2 data from the ReVeRA study as a Featured Science Presentation at the American Heart Association Scientific Meetings (Philadelphia, PA) and as simultaneously published in Circulation: Arrhythmia and Electrophysiology. The randomized, double-blinded, placebo-controlled ReVeRA trial of etripamil nasal spray enrolled 87 patients and dosed 56 patients aged 18 years and older with AFib who urgently presented experiencing AFib and a ventricular rate of 110 or more beats per minute, or “bpm.” The trial was designed to assess the magnitude, rapidity, and duration of reduction and the patient satisfaction with treatment using an established patient reported outcome, or “PRO,” tool. Data showed that delivery of etripamil nasal spray (70 mg) significantly and rapidly reduced ventricular rate, in a pattern consistent with the drug’s pharmacologic profile. Etripamil achieved the primary endpoint with a high degree of statistical significance; patients experienced a ventricular rate reduction of 29.91 bpm (95% confidence interval: -40.31, -19.52; p<0.0001) in the etripamil arm relative to placebo. The absolute maximum reduction in rate in the etripamil arm was 34.97 bpm. Using the Treatment Satisfaction Questionnaire 9 (TSQM-9) PRO, compared to placebo, patients treated with etripamil demonstrated significant improvements in two satisfaction ratings: effectiveness (p<0.0001) and relief of symptoms (p=0.0002), with the degrees of improvement consistent with those customarily described as clinically meaningful. Treatment-emergent serious adverse events, or “TESAEs,” were rare and the most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness. Further trial details are below in this document.

During 2024, we met with the FDA on the ReVeRA study, during which the FDA confirmed its guidance from our Pre-IND meeting (2023) regarding the availability of a supplemental new drug application, or “sNDA,” pathway for the marketing approval of etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT. FDA further concurred with respect to key proposed study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. In our mid-2023 Pre-IND meeting, the FDA provided guidance that our primary endpoint can be the reduction of ventricular rate, and the primary analysis would be performed on the intent to treat, or “ITT,” population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a PRO measure, and the application of a seven-point anchored scale was discussed with the FDA. We have finalized the Phase 3 study protocol following FDA’s review, obtained concurrence with the FDA to proceed, are operationally starting the study, and anticipating enrolling patients in 2025.

The Phase 3 study will be conducted in a medically unmonitored setting (e.g., at-home) in a manner very similar to the conduct of our Phase 3 development program for PSVT. The Phase 3 AFib-RVR study will enroll patients with a history of symptomatic AFib episodes, and will use a self-administered, repeat-dose regimen of 70 mg per dose (the dose and dosing approach that was studied in the RAPID trial in patients with PSVT). The Phase 3 study’s target population will be patients with verified history of AFib-RVR, and the ITT population will be all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil versus placebo, as was studied in the ReVeRA trial in AFib-RVR. The key secondary endpoint will be based on a PRO of symptomatic improvement, discussed with the FDA, which is similar to the PRO questions utilized in our PSVT and AFib-RVR programs. The study has been powered and sized based upon approximately 150 events from 150 unique patients with a history of symptomatic episodes of AFib-RVR.

Our Strategy

Our goal is to identify, develop and commercialize innovative cardiovascular medicines, including etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications, and potentially including additional clinical stage compounds for other cardiovascular conditions. The key elements of our business strategy to achieve this goal include the following:

•	Maximize the value of our programs by launching CARDAMYST in the United States. If approved by the FDA, we intend to launch CARDAMYST by primarily targeting cardiology and high value primary care healthcare providers who we believe treat the majority of patients with a diagnosis of PSVT. We intend to pursue retail distribution and target most of our launch year marketing mix on driving healthcare professional, or “HCP,” awareness and trial of CARDAMYST as well as ensuring that patients who are prescribed CARDAMYST have good experiences with the drug.
•	Expand the scope of cardiovascular indications for etripamil beyond PSVT. We are investigating, through a Phase 2 study and an upcoming Phase 3 study, the use of etripamil for the treatment of patients with AFib-RVR. We believe that etripamil could benefit patients with AFib-RVR based on the approved use of intravenous, or “IV,” calcium channel blockers in this indication. We also intend to explore additional cardiovascular opportunities for the use of etripamil.
•	Successfully complete development and obtain regulatory approval of etripamil for the treatment of PSVT. We are focused on efficiently developing and obtaining approval for etripamil to treat patients with PSVT. In addition to potential regulatory approval in the United States, we are seeking regulatory approvals in China through our partner. We intend to seek regulatory approvals in other major markets through strategic partnerships.
•	Leverage our expertise and experience to expand our pipeline of product candidates. We seek to maximize our commercial opportunities by acquiring or in-licensing product candidates for indications with significant unmet need with a focus on novel treatments for cardiovascular or other conditions. Our leadership team has extensive experience in developing and commercializing successful drugs. We intend to leverage the collective talent within our organization and our network to guide our development plans and pipeline expansion.

CARDAMYSTTM (etripamil) nasal spray

We designed the molecule of etripamil, and we are developing the drug, a novel, potent and rapid-onset calcium channel blocker, as a nasal spray to be administered by the patient to terminate episodes of transient cardiovascular conditions as they occur. Rapid pharmacological action is both appropriate and sufficient to resolve an episode of SVT. We have completed Phase 3 development for PSVT. We are also developing etripamil to provide acute ventricular rate control for patients with symptomatic episodes of atrial fibrillation with rapid ventricular rate and are exploring other therapeutic applications in which a patient-administered, rapid-onset, non-dihydropyridine calcium channel blocking agent could provide patient benefit.

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

We believe that the following attributes of etripamil make it a better treatment candidate for certain episodic cardiovascular conditions than current standards of care:

•	Action: Etripamil is designed to be rapidly metabolized by blood-borne esterases, with the goal of reducing long-term side effects that may occur with chronic drug therapy.

•	Absorption: Etripamil is designed to be absorbed into the bloodstream in less than 10 minutes through the inner lining of the nose, yielding a rapid-onset pharmacologic pattern consistent with parenterally administered drugs.
•	Administration: Etripamil is designed, and has been investigated, to empower patients to self-administer treatment outside of a medical setting and as prompted by a patient’s symptoms.

PSVT

PSVT is a serious, markedly symptomatic, and recurring cardiac arrhythmia, caused by altered electrical conduction within the heart involving the AV node and over an abnormal electrical circuit in most cases. The common form of PSVT, AV nodal reentrant tachycardia, or “AVNRT,” has an abnormal limb of electrical circuitry within the AV node that is the substrate of the tachycardia and forms the basis for a reentrant arrhythmia, resulting in excessively rapid beating of both the atria and ventricles.

In the next most common form of PSVT, atrioventricular reciprocating tachycardia, or “AVRT,” there is an abnormal limb of electrical tissue, or bypass tract, that directly connects the atria and the ventricles. In AVRT, the bypass tract allows the signal to travel between the atria and ventricles as a “short circuit.” AVRT also involves the AV node, in addition to the bypass tract. Thus, for both AVNRT and AVRT – two PSVT types that require the AV node as a part of their abnormal circuit (i.e., AV-nodal dependent PSVTs) – a drug which targets the AV node can represent a potential treatment. Non-dihydropyridine calcium channel blockers are a class of drugs that target the AV node, reflecting why etripamil has been an excellent therapeutic candidate for AVNRT and AVRT disruption and termination.

Current Treatment Options for PSVT

Treatment for PSVT depends on the frequency, duration, and severity of the episodes, as well as patient preference for pharmacologic or invasive treatment. Current options for patients with PSVT to acutely terminate an episode of arrhythmia include IV medication (e.g., IV adenosine, IV calcium channel blockers), administered in an emergency department, which transiently alter electrical conduction over the AV node leading to termination of AV-dependent arrhythmias and restoration of sinus rhythm; or an external shock delivered in the emergency department. Of note, IV adenosine temporarily causes complete heart block and patients have reported experiencing chest tightness, flushing and a sense of impending doom. Two other modalities, though of low effectiveness, are vagal maneuvers or oral medications administered at the onset of an episode (e.g., calcium channel blockers, beta blockers). Long-term, preventative strategies include chronic drug therapy to reduce the frequency of episodes, though patients exhibit break-through episodes of PSVT and emergency department visits for the same, despite chronic medications, and cardiac ablation to potentially cure the disease. Patients may also elect not to treat their PSVT and simply endure episodes of SVT when they occur.

Of note, chronic medication can lead to side effects such as sexual dysfunction or fatigue in the case of beta blockers and constipation in the case of verapamil. Some patients discontinue chronic oral medication due to intolerable side effects. Based on our market research, we estimate that approximately two thirds of patients with PSVT have been prescribed chronic medications such as beta blockers or calcium channel blockers to prevent episodes of SVT or to treat other concomitant conditions such as hypertension.

Ablations, a potentially curative treatment for PSVT, is an invasive procedure, which works by directly cauterizing or freezing the short circuit that is the substrate for the abnormal rhythm. This is achieved in an electrophysiology lab via catheters that enter the patient’s heart through the blood vessels and that deliver burning or freezing to ablate the abnormal electrical tissue. Ablation single-procedure success rates for PSVT are reported to be 91% to 96%. However, we estimate that less than 10% of eligible patients with PSVT per year choose this option, which we believe is due primarily to anxiety related to the procedure. Although ablations are generally considered to be safe by the treating community, as with any invasive procedure there are potential complications, which include bleeding, blood clots, pericardial tamponade, and transient or permanent heart block, with the latter requiring permanent pacemaker implantation.

Atrial Fibrillation

AFib is a common arrhythmia with an irregular and often rapid heart rate that can increase the risk of stroke, embolism, heart failure, and other cardiac morbidities. AFib is often highly symptomatic, particularly when episodes have rapid heart rates. Symptoms include heart palpitations, shortness of breath, fatigue, and weakness, and underlying cardiac disorders can be worsened. Episodes of atrial fibrillation can come and go, or patients may have AFib that does not resolve. Although the heart arrhythmia in AFib itself usually is not life-threatening, it is a serious medical condition that sometimes requires emergency treatment. Because AFib is associated with elevated risk of embolism and stroke, anticoagulant medications, also called blood thinners, are commonly prescribed to manage this risk. Uncertainty around symptom timing and episode length may impact a patient’s quality of life. During AFib, the heart’s two upper chambers, the atria, beat chaotically and irregularly—out of coordination with the two lower chambers, the ventricles, of the heart, as shown in the figure below.

Categorization of AFib is customarily defined as: paroxysmal, which involves episodes of AFib that resolve spontaneously within seven days of symptom onset; persistent, which involves episodes that fail to terminate within seven days of symptom onset and require treatment to convert back to sinus rhythm; long-standing persistent, which involves episodes of atrial fibrillation that last longer than one year despite continued attempts to restore sinus rhythm; and permanent, which involves a joint decision by the treating provider and patient to no longer pursue cardioversion and leave the patient in AFib, focusing on rate control and symptom management. Prevalence of categories includes approximately 40% of patients with AFib as paroxysmal stage, 30% as persistent and long-standing persistent stage, and 30% as permanent. Concomitant structural heart irregularities including valvular dysfunction and the presence of active symptoms may also help to characterize patients and influence treatment decisions.

Current Treatment Options for Atrial Fibrillation with Rapid Ventricular Rate

A common complication of AFib is an RVR which can be defined as a heart rate of ≥110 beats per minute. Irregular and inefficient cardiac pumping function caused by a RVR accounts for hemodynamic instability and many of the arrhythmia’s symptoms.

There are currently two major approaches to managing AFib: rate control to lower a RVR or upward excursions in rate, and rhythm control to both restore and maintain normal sinus rhythm and to prevent recurrent AFib. Either of these treatment approaches, often performed by pharmacological means, may be given chronically or acutely, depending on patient preference and episode frequency and severity, though each has limitations. The decision to pursue rate or rhythm control for episodes of AFib is dependent on factors including episode severity, episode frequency, patient preference, and safety and tolerability of treatments. Several rhythm control strategies exist, including electrical cardioversion, catheter-based cardiac ablation, and antiarrhythmic drug therapy. For rate control, the rapid heart rate of AFib is can be treated with chronically administered AV nodal acting drugs (e.g., calcium channel blockers, beta blockers, digoxin) to control RVR and symptoms from RVR, and to improve cardiac function/hemodynamic stability. Oral rate control drugs used acutely do not provide immediate ventricular rate control due to a 30-to-120-minute delayed onset of action. Breakthrough episodes of symptomatic atrial fibrillation often require urgent medical treatment with IV calcium channel blockers and IV beta blockers under medical supervision in an emergency department to quickly reduce heart rate before transitioning a patient back to oral therapy.

Of note, AHA and ACC guidelines do not explicitly acknowledge the as needed (PRN) approach to acutely administering oral rate control agents, however, market research conducted by us indicates a significant share of patients are managed this way. This market research, from 2018, estimated that approximately 40% of patients use acutely administered rate control medication to manage symptoms of atrial fibrillation. Additionally, our physician market research, from 2021, suggests that both clinical/interventional cardiologists and electrophysiologists prescribe PRN rate control for some of their patients with AFib.

Clinical Development Plan for Atrial Fibrillation with Rapid Ventricular Rate

The Phase 2, double-blind, placebo-controlled, study, Reduction of Ventricular Rate in Patients with Atrial Fibrillation (ReVeRA), was conducted in patients presenting urgently (e.g., to an emergency department) with AFib-RVR. ReVeRA’s objectives included evaluation of the potential effectiveness of etripamil NS to reduce RVR and to improve symptoms in patients with AFib and evaluation of the drug’s safety. The trial enrolled 87 patients and dosed 56 patients with blinded study drug (the latter having a ventricular rate of ≥110 bpm) prior to receiving study drug.

Data showed that delivery of etripamil nasal spray significantly and rapidly reduced ventricular rate, with a time course consistent with the drug’s pharmacologic profile.

Etripamil achieved the primary endpoint with high statistical significance with patients experiencing a ventricular rate reduction of 29.91 bpm (95% confidence interval: -40.31, -19.52; p<0.0001) in the etripamil arm compared to placebo. The maximum absolute reduction in rate in the etripamil arm was 34.97 bpm. The median time to maximum reduction in VR was 13 minutes in patients taking etripamil, and the duration of effect (reduction in VR from baseline and from placebo) was at least 150 min. The median duration of maintaining a VR <100 bpm was 45.5 min in the first 60 min following drug in the etripamil arm.

ReVeRA Primary Endpoint – Maximum Reduction in Ventricular Rate from Baseline

Primary Endpoint: Maximum Reduction in VR from Baseline	Placebo NS, N=25[1]	Etripamil NS, 70 mg, N=24[1]
Mean (95% CI), bpm	-5.06 (-7.44, -2.67)	-34.97 (-45.13, -24.87)
Difference in means (95% CI), bpm	─	-29.91 (-40.31, -19.52)
p-value[2]	─	<0.0001

1 Efficacy population (all randomized patients receiving study drug remaining in atrial fibrillation with adequately diagnostic ECG recordings for at least 60 min post drug)

2 From ANCOVA; calculations adjust for variance in baseline

Bpm = beats per minute, ECG = electrocardiogram, CI = confidence interval, NS = nasal spray, VR = ventricular rate

--------------------------------

Etripamil treatment was associated with significant improvement in symptom relief and in treatment satisfaction as measured by the TSQM-9 PRO instrument. Patients treated with etripamil, compared to those treated with placebo, demonstrated significant improvements in satisfaction ratings in the TSQM-9 Effectiveness Domain (p<0.0001) and on the Relief of Symptoms Question from the Effectiveness Domain (p = 0.0002, with a treatment effect of 1.55 units). Moreover, patients in the placebo arm were given additional AFib-RVR treatments during the window of 60 minutes to 24 hours after study drug to an approximately two-fold greater degree than patients in the etripamil arm.

In ReVeRA, safety and tolerability data were generally consistent with that observed in our PSVT program. Treatment-emergent serious adverse events, or “TESAEs,” were rare, with two occurring in one patient in the etripamil arm (3.7%) and four occurring in two patients in the placebo arm (6.9%). The TESAEs in the etripamil arm (transient severe bradycardia and syncope, assessed as due to hyper-vagotonia) occurred in a patient with a history of vagal events, and fully resolved by placing the patient supine and was without sequelae. The majority of common AEs were localized to the drug-administration site, and there was a low incidence of serious adverse events. The most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness.

These positive Phase 2 data have supported interactions with the FDA (as summarized in “AFib-RVR Clinical Development Highlights”) that have established a path to potential approval for an indication for etripamil in patients with AFib-RVR. As also summarized above, the protocol of a Phase 3, potentially registrational study has been finalized and study start-up has commenced. The Phase 3 study is expected to use an optional repeat-dose, self-administration approach of etripamil nasal spray, outside of the medically supervised setting, that is similar to that used in the PSVT development program.

Etripamil in Other Therapeutic Applications

Our goal in expanding our pipeline around etripamil is to apply the same paradigm-changing aspiration that we have for supraventricular tachycardias, like PSVT and AFib-RVR, to other cardiac and potentially non-cardiac conditions where we believe that a rapid-onset dihydropyridine L-type calcium channel blocker could potentially deliver significant clinical and quality of life benefits for patients. We believe that the insights that led to the development of etripamil for the treatment of PSVT are relevant in other indications where AV-nodal blocking agents with blood vessel widening activity have demonstrated clinical utility. Both calcium channel blockers and beta blockers are commonly used to manage supraventricular tachycardias like PSVT or AFib-RVR, and other conditions.

Sales and Marketing

If CARDAMYST receives marketing approval, we plan to commercialize it in the United States leveraging industry trends regarding staged deployment of resources, digital/omnichannel investments, and a focused, specialty sales force. Specifically, we plan for the launch of CARDAMYST to be led by a field force calling on between 10,000 and 15,000 primarily clinical cardiologists who treat large populations of patients with PSVT, supported by strategic investments in medical affairs and digital/targeted non-personal promotion. Although we will initially focus on obtaining broad commercial insurance coverage from large Pharmacy Benefit Managers, or “PBMs,” and targeted national and regional commercial payors, as we expand reimbursement for CARDAMYST to include government payors and targeted integrated delivery networks we anticipate that this investment in omnichannel promotion will grow, targeting both prescribers and patients. Aligned to this expansion, our field force could grow to call on up to 30,000 clinical cardiologists, interventional cardiologists, electrophysiologists, and high-volume primary care physicians who have a history of prescribing cardiovascular therapies. We believe an organization of this size would allow us to reach prescribers that collectively care for most patients diagnosed with PSVT in the United States. Given the importance of increasing awareness and educating patients with PSVT, as we establish favorable broad payor reimbursement, we also anticipate deploying focused direct-to-patient marketing campaigns for CARDAMYST. We anticipate that our sales force could also support the commercialization of additional product candidates treating cardiovascular diseases through partnerships and/or co-promotion deals. In addition, we may pursue and believe that we can maximize the value of etripamil by entering into collaboration agreements for certain territories outside the United States, including the European Union, while retaining commercialization rights in the United States.

Manufacturing

We currently rely on third party contract manufacturing organizations, or “CMOs,” for all of our required raw materials, nasal spray device, active pharmaceutical ingredient, or “API,” and finished product for our clinical trials and for our preclinical research. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or “cGMP,” requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over our CMOs and have implemented a comprehensive plan for audits of our CMOs. Currently, we have contracts and quality agreements with our CMOs for the manufacturing of etripamil drug substance and drug product. We believe we currently have enough manufactured supply of etripamil to support our potential commercial launch. We also may elect to pursue additional CMOs for manufacturing supplies of regulatory starting materials in the future and for the filling of the nasal spray device, labeling, packaging, storage and distribution of investigational drug products. We plan to continue to rely on third party manufacturers for any future trials and commercialization of etripamil, if approved. We anticipate that these CMOs will have capacity to support commercial scale production.

Competition

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials, regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of etripamil or any other product candidate for which we may receive marketing approval, include differentiation of any competitor’s product regarding efficacy, safety, tolerability, dosing convenience, price, coverage and reimbursement. A number of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals and commercializing those product candidates in the United States and in foreign countries. It is also possible that a competitor may develop a cure or more effective treatment method for the diseases we are targeting, which could render our current or future product candidates non-competitive or obsolete, or reduce the demand for our product candidates before we can recover our development and commercialization expenses.

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

For AFib, there are a number of marketed generic antiarrhythmic drugs that are used for chronic and/or acute rate control, such as metoprolol, propranolol, esmolol, pindolol, atenolol, nadolol, verapamil and diltiazem. For acute rate control, the intravenous forms of these drugs are the ones most often used. We are aware of several drugs or new formulations of existing drugs under development or recently under development for atrial fibrillation, including InRhythm (flecainide), a sodium channel blocker in Phase 3 from InCarda Therapeutics, Inc., and an IV and potentially oral small-molecule SK channel inhibitor being developed by Acesion Pharma for acute conversion and chronic maintenance of sinus rhythm, respectively, in patients with AFib. Acesion’s lead asset, AAP30663, is the IV-formulated short acting AFib conversion therapy for hospital use that has successfully completed a Phase 2 trial. Rapiblyk (landiolol) is an intravenous beta blocker approved for the short-term reduction of ventricular rate with supraventricular tachycardia including atrial fibrillation and atrial flutter.

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

As of December 31, 2024, our patent portfolio as it pertains to etripamil included:

•	a patent family containing six U.S. patents, projected to expire in 2028, a pending U.S. patent application, which, if granted, is projected to expire in 2028, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, New Zealand and South Korea, directed to etripamil, pharmaceutical compositions including etripamil, and uses of etripamil such as to treat cardiac arrhythmias, including PSVT and atrial fibrillation; and
•	a patent family containing one U.S. patent, projected to expire in 2036, a pending U.S. patent application, which, if granted, is projected to expire in 2036, as well as corresponding patents in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Macau, Mexico, Russia, South Africa, South Korea and Ukraine and corresponding patent applications in China, Europe, Hong Kong, India and New Zealand, directed to formulations including etripamil, methods of making such formulations, and uses of such formulations to treat cardiac arrhythmias, such as PSVT and atrial fibrillation.
•	a patent family containing pending applications in the United States, Canada, and Europe, which, if granted, is projected to expire in 2041, directed to uses of formulations including etripamil to treat cardiac arrhythmias, such as PSVT and atrial fibrillation, or migraines.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or “FDCA,” and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve an NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or “GLP,” regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or “IRB,” at each clinical site before each trial may be initiated;

•

performance of adequate and well controlled clinical trials, in accordance with good clinical practice, or “GCP,” requirements to establish the safety and efficacy of the proposed drug for each indication;

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or “NIH,” for public dissemination on their ClinicalTrials.gov website.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

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

The FDA also may require submission of a risk evaluation and mitigation strategy, or “REMS,” plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Act, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states.

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

The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or “HITECH,” and their respective implementing regulations, impose specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouse and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not preempted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or “CMS,” information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

In the United States, the European Union, or “EU,” and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

There have been amendments to, and executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or “IRA”, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.  It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional healthcare reform measures of the second Trump administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, will continue until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or “HHS” to negotiate the price of certain high expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the “Medicare Drug Price Negotiation Program,” and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or “SIP”, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent changes in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper

Bright Enterprises v. Raimondo, or “Loper Bright”, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. For example, in the EU, we must obtain authorization of a clinical trial application, or “CTA,” in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees and Human Capital

Patients inspire all we do. Our employees are passionate about creating a solution for patients who suffer from PSVT and other related illnesses as we work together on our mission to develop innovative cardiovascular medicines. We have built a culture of high performance based on our core values:

•	Patients First: Everything we do is with the patient in mind. We listen to and partner with patients and place their well-being at the core of all our initiatives.

Our patients inspire us.

•	Teamwork: Our employees support, challenge and care for each other.

Employees engage with one another through their teams, but also through our weekly gatherings, outings and friendly competitions and challenges.

Collaboration is key.

•	Entrepreneurial Mindset: We place a high value on grit, courage and resolve. Our organizational energy has the sense of a startup.

Employees are encouraged to think like an owner.

•	Every Idea Matters: Sometimes the best ideas evolve from where it is least expected.

All ideas are welcome.

•	Humility, Empathy and Integrity: We act individually and as a team with these three attributes in mind in all we do.

We care to do what is right.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

As of December 31, 2024, we had 33 full-time employees, 12 of whom were primarily engaged in research and development activities. Four of these employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

Facilities

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025. We also have a U.S. subsidiary in Charlotte, North Carolina that occupies 13,050 square feet of leased office space under a lease that expires in September 2027.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have an adverse effect on our business, operating results or financial condition.

Corporate Information

Our principal executive offices are located at 1111 Dr. Frederik-Philips Blvd., Suite 420, Montréal, Québec, Canada H4M 2X6, and our telephone number is (514) 336-0444. Our US offices are located at 6210 Ardrey Kell Rd, Suite 650, Charlotte, NC 28277 and our telephone number is (704) 848-5316.

Available Information

We maintain an internet website at www.milestonepharma.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the “Exchange Act”. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or “SEC”. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

ITEM 1A.     RISK FACTORS

An investment in our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common shares. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in 2003, we have incurred significant operating losses. Our net loss was $41.5 million and $59.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $367.5 million. We expect to continue to incur significant expenses and increase operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of etripamil, as well as to expanding our management team and infrastructure. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-K for the year ending December 31, 2024 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase if, and as, we:

•	continue our ongoing and planned development of etripamil, including future Phase 3 clinical trials for the treatment of AFib-RVR and potential Phase 4 clinical trials for treatment of PSVT;
•	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
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

Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of etripamil or any future product candidates.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-K for the year ended December 31, 2024 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•	the timing, progress of NDA review and results of our ongoing and planned clinical trials of etripamil in PSVT, AFib-RVR and in other indications;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the ability of vendors who we rely on to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, our NODE-301 trial of etripamil for PSVT did not meet its primary endpoint. In addition, etripamil and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that are not yet approved anywhere in the world and carry the risk of not being commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

Economic uncertainty may adversely affect our results of operations.

Our results of operations may be materially affected by global economic conditions, including inflation, which has recently increased at the fastest pace in nearly 40 years, sustained uncertainty regarding future economic conditions, prolonged tightening of credit markets and changes in tax rates. In recent years, the U.S. and other significant economic markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. Increased inflation may result in increased operating costs. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. While such uncertainty persists, investor concerns over inflation, market volatility, new or changing international tariffs, geopolitical tensions (such as the war between Russia and Ukraine or the Israel-Hamas war) and public health crises (such as the COVID-19 pandemic), as well as potential future conditions, which may be impacted by the implementation of tariffs by the United States and other countries, may cause deteriorating market conditions with adverse effects on our business, financial condition and operating results. See also “─Unstable market and economic conditions, including as a result of recent bank closures, public health crises or geopolitical tensions such as the Russia-Ukraine and/or the Israel-Hamas war, may have serious adverse consequences on our business, financial condition and share price.”

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, such as the 2029 Convertible Notes (as defined herein), your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the “Canadian Tax Act,” and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2024, we had Canadian federal and provincial non-capital loss carry forwards of $220.0 million and $216.0 million, respectively, which expire beginning in 2027 through 2044. In addition, we also have scientific research and experimental development expenditures of $29.5 million and $35.2 million, respectively, for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flow.

Our subsidiary’s ability to use its U.S. net operating loss carryforwards and certain other tax attributes for U.S. income tax purposes may be limited.

As of December 31, 2024, we had U.S. federal net operating loss carryforwards, or “NOLs,” of $67.0 million as a result of expenses incurred by Milestone Pharmaceuticals USA, Inc., our wholly owned subsidiary. Under current U.S. federal tax law, NOLs incurred in taxable years ending beginning after December 31, 2017 may be carried forward indefinitely. However, the deductibility of such NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre change NOL carryforwards and other pre change tax attributes (such as research tax credits) to offset its post change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our share ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to the Development of Our Product Candidates

We have only one product candidate, etripamil, for which we are currently pursuing clinical development and regulatory approval. Our future success is substantially dependent on the successful clinical development and regulatory approval of etripamil. If we are not able to obtain required regulatory approvals for etripamil or any future product candidates, we will not be able to commercialize etripamil or any future product candidates and our ability to generate revenue will be adversely affected.

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

In May 2024, we announced that the FDA accepted our NDA. The NDA for etripamil was resubmitted based on guidance from the FDA after receipt of a Refusal to File, “RTF,” letter from the FDA in December 2023 in connection with the original NDA submission in October 2023. In the RTF letter and upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. The FDA requested clarification about the data recorded for the time of adverse events in Phase 3 clinical trials; FDA did not express concerns about the nature or severity of adverse events. In February 2024, Milestone held a Type A Meeting with the FDA to determine the next steps for the resubmission of the NDA. The Agency indicated that the adverse events, or “AEs,” hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile. As a result, data sets that capture timing of AEs reported in the Phase 3 pivotal studies were revised to align with FDA requests and resubmitted as supplementary information to the original NDA. The resubmission package included restructured data sets that captured timing of reported AEs and certain data files reformatted to facilitate FDA’s analyses. No additional efficacy or safety data were requested as part of the RTF. Although the FDA indicated that the AE hourly timing data in question had minimal impact on the overall characterization of the etripamil safety profile, our revisions of the database to align with FDA requests may not be satisfactory and we cannot provide any assurance that our NDA will be approved by the FDA.

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

We intend to build a pipeline of product candidates beyond etripamil for PSVT and progress these product candidates through clinical development. For example, on November 11, 2023, we announced positive Phase 2 clinical trial data on etripamil for the treatment of AFib-RVR and we intend to conduct Phase 3 development for this indication for which we anticipate enrolling patients in the first half of 2025. We may not be able to successfully expand the scope of cardiovascular indications for etripamil beyond PSVT, or leverage our expertise and experience with etripamil in PSVT to other product candidates. We may not be able to in-license, acquire or develop future product candidates that are safe and effective. Even if we are successful in continuing to expand etripamil to other indications and further build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. If we do not successfully execute on our strategy of expanding our product pipeline, it could significantly harm our financial position and adversely affect the trading price of our common shares.

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

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials, and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, our Phase 2 clinical trial of etripamil for PSVT was conducted in an electrophysiology lab, a controlled setting, in which episodes of SVT were induced and etripamil was administered by healthcare providers. Our Phase 3 clinical trials were conducted in an at-home setting with patients self-administering etripamil and monitoring their cardiac activity as episodes of SVT occur. Additionally, in our Phase 2 clinical trial, four sprays of study drug were dispensed to patients using four separate FDA approved single spray devices. In our Phase 3 clinical trials, patients self-administered two to four sprays of study drug from an FDA approved device that is capable of delivering two separate sprays. While our RAPID Phase 3 trial did meet its primary endpoint, our NODE-301 clinical trial did not meet its primary endpoint. Etripamil and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize etripamil and any future product candidates, including:

•	delays in reaching a consensus with regulatory authorities on design or implementation of our clinical trials;
•	regulators or institutional review boards, or “IRBs,” may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or “CROs,” and clinical trial sites;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, patients may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow up or we may fail to recruit suitable patients to participate in a trial;

•	clinical trials of our product candidates may produce negative or inconclusive results;
•

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	interruptions resulting from public health emergencies, or other geopolitical tensions, such as Russia’s incursion into Ukraine or the Israel-Hamas war;

•	interruptions to government agencies, such as the FDA, including as a result of levels of government funding, the ability to fill key leadership roles; or
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or “REMS”;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or “INDs,” or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of etripamil, and any future product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, we reported a failed primary endpoint from our NODE-301 trial in March 2020. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop etripamil or any future product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Similarly, our formulation of etripamil is designed to be self-administered as a nasal spray. While we expect enrolled patients to adhere to the protocol, our ability to ensure patient compliance is limited.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. For example, in our Phase 2 clinical trial for PSVT, three serious adverse events, or “SAEs,” were considered possibly related to etripamil, including an episode of second-degree AV block that subsequently and spontaneously resolved. Calcium channel blockers have known side effects, such as slowing AV conduction, slowing the heart rate below normal levels and hypotension, or low blood pressure. While we designed etripamil to have a short pharmacodynamic effect to lower these risks, if etripamil is not quickly metabolized as designed, these known side effects may become more pronounced in patients who use etripamil.

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

As an organization, we have completed pivotal clinical trials, but we have never submitted a successful NDA. We may be unable to do so for any product candidates we may develop.

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

The FDA may issue a complete response letter rather than approval of etripamil for PSVT for commercial marketing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in commercializing etripamil for the treatment of PSVT or AFIB-RVR.

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

Even if etripamil or any future product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of etripamil or any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the convenience and ease of administration compared to alternative treatments and therapies;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the efficacy and potential advantages compared to alternative treatments and therapies;
•	the effectiveness of sales and marketing efforts;
•	the prevalence and severity of any side effects;
•	the strength of our relationships with patient communities;
•	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;

•	our ability to offer such drug for sale at competitive prices;
•	the strength of marketing and distribution support; and
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

Our eligible patient population may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these conditions, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, insurance claims databases or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

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

On May 15, 2021, the Company entered into a license and collaboration agreement, or the License Agreement, with Corxel, which is an entity affiliated with RTW Investments, LP, or “RTW,” an existing shareholder of the Company. Under the License Agreement, the Company granted Corxel exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the following territories: People’s Republic of China, including mainland China, Hong Kong, Macau, and Taiwan. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new medicines. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, and the Company expects that such changes will continue in the foreseeable future. Any such change may cause delays in or prevent the successful research, development, manufacturing or commercialization of etripamil in the greater China region and may reduce the current benefits the Company believes are available to it from licensing such products to be developed, manufactured and sold in the greater China region. In addition, any failure by the Company or its partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of its business activities in China or create other legal risks and the continuing compliance of such changing regulation may require the Company to incur substantial legal and regulatory expenses.

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

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities will continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for our drug products, the commercial success of our drug products may be greatly hindered, and our financial condition and results of operations may be materially and adversely affected.

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

We face an inherent risk of product liability exposure related to the testing of etripamil or any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidate that we may develop;
•	loss of revenue;
•	substantial monetary awards to trial participants or patients;
•	significant time and costs to defend the related litigation;
•	withdrawal of clinical trial participants;
•	increased insurance costs;
•	the inability to commercialize any product candidate that we may develop; and
•	injury to our reputation and significant negative media attention.

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

The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, “PPACA”, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

The federal Health Information Insurance Portability and Accountability Act of 1996, or “HIPAA,” prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or “HITECH,” also imposes among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security, transmission and breach reporting of individually identifiable health information.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been amendments, as well as executive, judicial and Congressional challenges, to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or “IRA,” was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and covered under Medicare, or the “Medicare Drug Price Negotiation Program,” and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or “SIP”, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, currently set at

100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

We cannot predict the likelihood, nature or extent of health reform initiatives that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not achieve or sustain profitability.

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

We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of etripamil and any future product candidates. The facilities used by our contract manufacturers to manufacture etripamil and any future product candidates must be approved by the FDA pursuant to inspections. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs for manufacture of active drug substances, nasal spray device, and finished product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. We intend to use multiple contract manufacturers for clinical and commercial supply of our drug product and drug substance. As such, we will need to demonstrate to the FDA that the drug product and drug substance from these contract manufacturers are comparable, which may include conducting additional equivalence studies. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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
•

operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including public health emergencies, natural disasters, such as earthquakes, fires or floods, the bankruptcy of the manufacturer or supplier, carrier disruptions or increased costs that are beyond our control, and global macro uncertainty related to Russia’s incursion into Ukraine or Israel-Hamas war; and

•

the possibility that, to the extent we need to complete technology transfers to a backup CMO or alternative CMO, we may be subject to additional costs associated with the technology transfer or dependent on the cooperation of our current CMOs.

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

We and our CROs are required to comply with the good laboratory practices, or “GLPs,” and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Etripamil is administered through a nasal-spray device that we obtain from a single source supplier, and that supplier is relying on multiple component suppliers, some of whom are single source suppliers. There are a limited number of device suppliers that address our particular design requirements. While we intend to explore alternative nasal spray devices for the delivery of etripamil that are produced by other suppliers to have backup sources for future commercial needs, we may not identify other nasal device suppliers that meet our requirements, and such alternative devices may not be as effective at the delivery of etripamil as our current supplier’s device. We do not currently have a formal supply agreement with our current sole nasal spray device supplier, and we are obtaining such devices as needed. Even if we reach an agreement for commercial supply, if we do not have additional nasal spray device suppliers, our sole supplier may be unable to meet our demands. Unpredictability of supply could have a material adverse effect on our commercialization plans for etripamil, if approved, and could have a material adverse effect on our business and financial condition.

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

We may not be aware of all third-party intellectual property rights potentially relating to etripamil or any future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. For example, U.S. applications filed before November 28, 2000, and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until a patent issues. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, should we own any patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or “USPTO,” or become involved in opposition, derivation, reexamination, inter parties review, post grant review, or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to etripamil or any future product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, and this circumstance could harm our business.

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

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

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

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Because we rely on third parties to develop and manufacture etripamil and any future product candidates, such as Corxel, or if we collaborate with additional third parties for the development or commercialization of etripamil or any future product candidates, we must, at times, share proprietary information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such information becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how, a competitor’s discovery of our know-how or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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

Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our proprietary information. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us. If any of our proprietary information were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate , from using that technology or information to compete with us.

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

Our internal computer systems, or those of our collaborators, contractors, consultants, or other third parties with whom we work, may fail or suffer security breaches, which could result in a material disruption of our product development programs and can lead to adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; loss of customers or sales; disruption of our business operations.

In the ordinary course of our business, we and the third parties with whom we work, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, “sensitive information”). Our internal computer systems and those of our current and any future collaborators, contractors, consultants, or other third parties with whom we work, are vulnerable to a variety of evolving threats, including but not limited to damage from malicious code (such as computer viruses and worms), unauthorized access, natural disasters, terrorism, war, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, telecommunication and electrical failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities can affect service reliability and threaten the confidentiality, integrity, and availability of information, and those of the third parties with whom we work. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. A significant system failure, accident or security could cause interruptions in our operations, and could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials by us or our CROs could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. We have implemented security measures designed to protect our information technology systems and infrastructure and detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not, in the future be able to detect or prevent service interruptions or security breaches, in a timely manner that could adversely affect our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of sensitive information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award.

If we (or the third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence, or “AI,” technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI or machine learning (“ML”) platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

We (and the third parties with whom we work) are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely. We are also subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or “MHMD,” broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or “EU GDPR,” the United Kingdom’s GDPR, or “UK GDPR,”, and China’s Personal Information Protection Law, or “PIPL,” impose strict requirements for processing personal data. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act, or “PIPEDA,” and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or “CASL,”, may apply to our operations.

We anticipate seeking regulatory approval for, and commercializing, etripamil for the treatment of PSVT in Europe. We may also elect to do so for future product candidates. We are conducting clinical trial activities in Europe, which subject us to European data protection laws, including the EU GDPR and the UK GDPR. The GDPR establishes requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable). The GDPR creates significant and complex compliance burdens for companies such as: limiting permitted processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment a legal basis for processing personal data; expressly confirming that ‘pseudonymized’ or key-coded data constitutes personal data to which the GDPR applies; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects for controllers (including presentation of certain information in a concise, intelligible and easily accessible form about how their personal data is used and their rights vis-à-vis that data and its use); introducing the obligation to carry out so-called data protection impact assessments in certain circumstances; establishing limitations on collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects (such as rights for individuals to be ‘forgotten,’ rights to data portability, rights to object etc. in certain circumstances); formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when engaging third-party processors and joint controllers; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or European Union in certain circumstances. The processing of “special category personal data”, such as health information, may also impose heightened compliance burdens under the GDPR. The GDPR has robust regulatory enforcement and penalties for noncompliance, including fines of up to €20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is higher or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR will likely impose additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and enacted certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

A particular issue presented by the GDPR is the restriction on transfers of personal data from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe is the European Commission’s Standard Contractual Clauses and we have relied on Standard Contractual Clauses to comply with the GDPR’s restrictions on transfer of personal data out of Europe. However, in July 2020 the Court of Justice of the European Union, or “CJEU,” in a case known colloquially as “Schrems II” raised questions about whether the Standard Contractual Clauses can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. At present, there are few, viable alternatives to the Standard Contractual Clauses including the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). However, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Restrictions on our ability to import personal data from Europe could therefore impact our clinical trial activities in Europe and limit our ability to collaborate with CROs and other third parties subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we are and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security and AI. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations including, as relevant, clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny.

Our employees and personnel use AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The market price of our common shares has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in May 2019, through March 13, 2025, the price of our common shares has ranged from $1.12 per share to $27.15 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common shares may be influenced by the following:

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
•

general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation and Russian hostilities in Ukraine, the Israel-Hamas war, changes in trade and tariff policies, and overall fluctuations in the financial markets in the United States and abroad; and

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, elevated interest rates, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors could lead to global trade restrictions and changes in trade policies and regulations that may adversely affect our business and operations. Our general business strategy may be materially or adversely impacted if these unpredictable and unstable market conditions continue. Additionally, the Russia-Ukraine and the Israel-Hamas wars have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets. Additionally, the introduction of or changes in tariffs or trade barriers, such as the enactment of tariffs on goods imported into the United States, could also increase our expenses. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, recent bank closures, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Our common shares are thinly traded, and our shareholders may be unable to sell their shares quickly or at market price.

Although we have had periods of high-volume daily trading in our common shares, generally our shares are thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Concentration of ownership of our common shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon our common shares outstanding as of December 31, 2024, our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares, in the aggregate, beneficially owned shares representing 22.7% of our outstanding common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our Company on terms that other shareholders may desire or result in the management of our Company in ways with which other shareholders disagree.

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

We have not yet made a determination with respect to our status as a passive foreign investment company, or “PFIC,” for our taxable year ending December 31, 2024. If we are a PFIC for the current taxable year, or any subsequent taxable years, we intend to annually furnish U.S. Holders, upon request, a “PFIC Annual Information Statement,” with the information required to allow U.S. Holders to make a “qualified electing fund” election, or “QEF Election” for United States federal income tax purposes. No assurances regarding our PFIC status can be provided for any past, current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. As a result, our PFIC status may change from year to year. Further, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

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

Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, including those related to the Organization for Economic Co-Operation and Development’s, or “OECD,” Base Erosion and Profit Shifting, or “BEPS,” Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service, or the “IRS,” and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common shares.

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

We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either: (i) a public float of less than $250 million; or (ii) annual revenues of less than $100 million during the most recently completed fiscal year; and no public float; or a public float of less than $700 million.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

We are also a non-accelerated filer under the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

We are incurring, and expect to continue to incur additional costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring, and expect to continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley” Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly.

As a non-accelerated filer and smaller reporting company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act.

Additionally, pursuant to Section 404 of the Sarbanes Oxley Act, we may be required to furnish an attestation on internal control over financial reporting issued by our independent registered public accounting firm in the future. To achieve compliance with Section 404(b), we will be engaged in additional internal processes to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, our independent registered public accounting firm may determine we have a material weakness or significant deficiency in our internal control over financial reporting once such firm begin its Section 404(b) audit in the future, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404(b). This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

We are governed by the corporate laws of Québec, Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware.

We are governed by the Business Corporations Act (Québec), or the “QBCA,” and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of us by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the QBCA and Delaware General Corporation Law, or the “DGCL”, that may have the greatest such effect include but are not limited to the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles), the QBCA generally requires a two-thirds majority vote by shareholders, whereas the DGCL generally only requires a majority vote; and (ii) under the QBCA, a holder of 10% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

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

The Investment Canada Act (Canada) requires that a non-Canadian must file an application for review with the Minister responsible for such statute and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of such statute, where prescribed financial thresholds are exceeded. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition, or Commissioner, to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in our Company. Otherwise, there are no limitations either under the laws of Canada or Quebec, or in our articles on the rights of non-Canadians to hold or vote our common shares.

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

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers. The program includes security questionnaires, reviews of vendor’s written security program and audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our internal computer systems, or those of our collaborators, contractors, consultants or other third parties with whom we work, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and can lead to adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; loss of customers or sales; disruption of our business operations.”

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

ITEM 2.     PROPERTIES.

Our headquarters is currently located in Montréal (Québec), Canada and consists of 7,700 square feet of leased office space under a lease that expires in November 2025. We also have a U.S. subsidiary based in Charlotte, North Carolina. We believe that our facilities are adequate to meet our current needs, and that additional space can be obtained on commercially reasonable terms as needed.

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

HOLDERS OF RECORD

As of December 31, 2024, there were 20 holders of record of our common shares, including Cede & Co., a nominee for The Depository Trust Company, or “DTC,” which holds our common shares on behalf of an indeterminate number of beneficial owners. All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our objective is to commercialize and develop CARDAMYST (also known as etripamil) in the United States as a fast-acting, portable nasal spray treatment for use by patients anywhere, anytime an attack of supraventricular tachycardia, or “SVT” occurs. We are also developing etripamil for the indication of atrial fibrillation with rapid ventricular rate, or “AFib-RVR.”

CARDAMYSTTM (etripamil) nasal spray

We are currently focused on obtaining marketing approval of CARDAMYST for the treatment of paroxysmal supraventricular tachycardia, or “PSVT” from the U.S. Food and Drug Administration, or “FDA.” We expect that the FDA will make their final decision regarding the marketing approval of CARDAMYST for PSVT by March 27, 2025, which is also known as the Prescription Drug User Fee Act, or “PDUFA,” review goal date.

We are also developing etripamil nasal spray for a subsequent indication to treat patients with AFib-RVR. Similar to our approach for PSVT, we believe that etripamil has the potential to help the person experiencing a symptomatic episode of AFib-RVR to self-treat themselves and to conveniently, reliably, and quickly, reduce their elevated heart rate, with the goal of reducing the need for emergency department utilization. We completed a successful Phase 2 study in patients presenting urgently with AFib-RVR, i.e., to an emergency department. We publicly presented these positive Phase 2 data in November 2023, which demonstrated that patients receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo, with safety and tolerability findings generally consistent with those observed in our PSVT program. This data supports the development of etripamil, self-administered in the medically unmonitored setting, for the treatment of AFib-RVR and, following dialogue with FDA, have finalized a Phase 3, potentially registrational study.

PSVT Market Overview

PSVT is a condition that causes a patient’s heart to suddenly start beating faster than normal. It can be life-altering as PSVT is highly symptomatic, characterized by unpredictable attacks of a racing heart, often exceeding 150 beats per minute. Symptoms of PSVT arise suddenly and may include palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting, and anxiety, causing many patients to interrupt their daily activities at the time of symptom-onset. The impact and morbidity from an episode of PSVT can be especially detrimental in patients with underlying cardiovascular or medical conditions, such as heart failure, obstructive coronary disease, or dehydration. The uncertainty of when such an attack of PSVT will strike or how long it will persist is often anxiety-provoking, reducing patients’ quality of life and preventing participation in many desired activities. Drugs approved for the treatment of attacks of PSVT include adenosine, verapamil, and diltiazem, with all being administered intravenously under medical supervision, usually in the emergency department. Other oral drugs are sometimes used to treat attacks in a concept called “pill in the pocket.” However, those drugs have never been proven effective or safe and are not approved for this use. Doctors are often frustrated by the lack of effective treatment options besides a prolonged, unpleasant, and costly trip to the emergency department or, for some patients, an invasive ablation procedure. PSVT can be traumatic for patients, frustrating for healthcare providers, and costly for payors. With no pharmaceutical innovation in the treatment of PSVT for more than 30 years and a movement in the healthcare system to enable patient-centered care, we believe there is an opportunity to help patients living with PSVT to take greater control over their PSVT.

We believe that PSVT is a large and under-recognized market which we estimate affects more than two million Americans. From this diagnosed population, we define the immediate target addressable market for CARDAMYST as approximately 60% of patients who are actively managed by clinical cardiologists, interventional cardiologists and electrophysiologists. The remaining patients with PSVT can become addressable over time, as they are inconsistently managed (cycling in and out of the healthcare system) and/or being managed less frequently by primary care healthcare providers. Furthermore, PSVT is expected to increase in prevalence in coming years as wearable electrocardiogram, or “ECG,” technology (e.g., smartphone, watches) becomes both more adept at diagnosing PSVT and more widely used by patients and clinical practitioners, in turn shortening the current two to three year average time to diagnosis.

Following the release of data from the RAPID clinical study in market research, cardiologists reported a willingness to prescribe CARDAMYST to approximately 50% of the patients with PSVT in their care, which suggests approximately 500,000 to 800,000 patients can potentially be treated with CARDAMYST in peak years . Additionally, we believe that this cardiology-identified group of patients may use CARDAMYST to treat a median of three to five episodes per year, based on the projected number of self-reported longer and more intense episodes experienced by patients, as well as the patient utilization experience in our Phase 3 clinical trials. This implies a peak demand potential in the United States for CARDAMYST of 2.5 million to 4 million episodes treated per year.

Current treatment for PSVT also consumes significant healthcare resources. Research published in the American Journal of Cardiology in 2020 shows that total healthcare expenditures in the year following a diagnosis of PSVT ranged from $20,000 to $30,000 per patient which were significantly higher than the expenditures observed for patients without PSVT. These significant increases included increased emergency department visits and hospitalization costs. Of note, catheter ablations following diagnosis represented only 23% of this increased spend, meaning most costs were unrelated to ablations. Recent data from the Healthcare Cost and Utilization Project (HCUP) database indicate that in 2019 there were approximately 140,000 emergency department, or “ED,” visits for PSVT when coded in the primary diagnostic position, and a total of approximately 525,000 ED visits when PSVT was coded in any diagnostic position. Of these, approximately 25% of ED admissions for PSVT resulted in a hospital admission. HCUP estimates a total of approximately 40,000 to approximately 120,000 inpatient admissions for PSVT in 2019 (based again if PSVT were found in the primary v. any diagnostic position). Despite the effectiveness of catheter ablation, claims data suggests that only approximately 15% of patients with PSVT are ablated over a three-year period, leading to a total of approximately 100,000 catheter ablations annually. In total, at least $5 billion is spent annually in the United States on the management of PSVT.

AFib-RVR Market Overview

Atrial Fibrillation, or “AFib,” is a common cardiac arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. A common complication of AFib is a rapid heart rate, also referred to as AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a rapid ventricular rate, or “RVR,” in patients with atrial fibrillation increases the likelihood of marked symptoms including heart palpitations, shortness of breath and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control. Regardless of the chronic approach, break-through episodes of rapid heart rate occur frequently; and when faced with a sudden episode of AFib-RVR, acute rate control is needed, with most treatments being AV-nodal targeted drugs such as a beta blocker or calcium channel blocker. These treatments can be given intravenously; however, this requires a burdensome trip to an emergency department which may lead to a hospital admission. Acute treatment can be attempted by administration of an oral rate control drug; however, such drugs do not adequately provide immediate or adequate ventricular rate control due to a 30- to 90-minute delayed onset of action, and, as a result, many patients need faster and more certain rate-reduction and symptom-resolution and so seek acute-medical care by going to the emergency department for treatment utilizing intravenous rate control and/or electrical cardioversion of their atrial fibrillation. Furthermore, the chronic administration of oral rate-control drugs does not broadly prevent episodes of AFib-RVR. Similar to PSVT, patients may feel a loss of control by needing to visit the emergency department for overcoming their AFib-RVR episode and the unpredictable nature of these episodes, which can occur anytime and anywhere. Doctors have expressed frustration at the lack of options for patients to self-manage these acute rate attacks; and payor organizations would prefer to treat the AFib-RVR attacks in a more cost effective and time-efficient manner.

An estimated 10 million Americans suffer from AFib. The prevalence of AFib is expected to grow to greater than 12 million by 2030. A subset of patients with AFib experiences episodes of abnormally high heart rate, most often accompanied by palpitations, shortness of breath, dizziness, and weakness. While these episodes, known as AFib-RVR, may be treated by oral calcium channel blockers and/or beta blockers, patients frequently seek acute care in the ED to address symptoms. In 2019, nearly 1.1 million patients were admitted to the ED due to AFib symptoms. Initial data suggests that approximately 60% of all AFib ED visits were attributable to AFib-RVR, as symptoms driving patients to seek care generally become more pronounced at higher heart rates. Treatment for such symptoms typically includes medically supervised intravenous administration of calcium channel blockers or beta blockers, or electrical cardioversion. With little available data for AFib-RVR, we believe, based on our initial market research, that 30% to 40% of patients with AFib experience one or more symptomatic episodes of RVR per year that require treatment, suggesting a target addressable market of up to approximately four to five million patients by 2030 for etripamil in patients with AFib-RVR.

We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate at home, self-administered, to provide a supplemental option to either the acute oral rate or rhythm control strategy their physician would use. When presented with a target product profile reflecting this potential use case, cardiologists and electrophysiologists in a 2021 market research study perceived utility in the product profile and indicated that they would prescribe to approximately 67% of their patients that experience episodes of AFib-RVR. They further indicated that a rapidly-acting intranasal calcium channel blocker could serve as a “bridge” to the longer onset times of acute oral agents. According to physicians, it can take hours for patients to feel an alleviation of symptoms using acute oral rate or rhythm control. During this time, patients may experience concerning symptoms that often prompt them to seek emergency care. We believe that the combination of convenient delivery, potency, rapid onset and short duration of action of etripamil has the potential to move the current treatment setting for some acute episodes of AFib out of the burdensome and costly emergency department.

Current AFib management consumes significant healthcare resources in the United States. The American Heart Association published a report in 2016 summarizing the current and projected cost burden of cardiovascular diseases in the United States. This report suggests atrial fibrillation resulted in $25 billion in direct medical costs in 2016 (approximately 7% of all cardiovascular diseases) and another $7 billion in indirect costs (i.e., up to $32 billion in total costs). Additionally, the forecasted growth in atrial fibrillation prevalence is anticipated to result in healthcare expenditures of $46 billion in direct costs and $10 billion in indirect costs in the United States by 2030.

New Drug Application Status

In May 2024, we announced that the FDA accepted our New Drug Application, or “NDA,” for CARDAMYST (etripamil) for the treatment of PSVT. The Company continues to engage the FDA throughout the NDA review process in the form of responses to FDA requests for information, as well as audits of manufacturing facilities and testing labs, clinical sites, clinical study support services and of our headquarters. The PDUFA goal date for action on the NDA is March 27, 2025. If approved, we believe that CARDAMYST will be the first and only self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

PSVT Clinical Development Highlights

In April 2024, we announced new clinical data demonstrating real-world application of etripamil, an investigational new drug, for conversion of recurrent PSVT. Conducted in North and South America, an open label, Phase 3 study of etripamil in PSVT (the NODE-303 study) was presented at The American College of Cardiology Scientific Sessions. NODE-303 evaluated self-administered etripamil (70 mg, nasal spray) in an outpatient setting for up to four episodes of PSVT per patient. Other key characteristics of the NODE-303 study that distinguish the study from earlier Phase 3 studies, include the removal of the in-office test dose as well as the use of a broader inclusion exclusion study entry criteria. For example, NODE-303 did not exclude patients with a history of co-morbid AFib or atrial flutter. The results demonstrated that symptom-prompted treatment with etripamil restored sinus rhythm with a median time-to-conversion of 17 minutes and was generally well tolerated. The conversion of PSVT to sinus rhythm was similar among multiple episodes of PSVT and the frequency of treatment-emergent adverse events within 24 hours decreased with successively treated episodes. Adverse events, or “AEs,” were predominantly localized to the drug’s nasal administration site, consistent with prior trial findings. The protocol was amended during the trial to allow for a repeat dose of drug if symptoms persisted 10 minutes following the first dose, however most of the clinical trial was conducted prior to the amendment and used the 70 mg single dose. Efficacy of etripamil for PSVT conversion (restoration of sinus rhythm) in NODE-303 was 60.0% by 30 minutes after drug self-administration, and 69.9% by 60 minutes after drug self-administration; these rates of conversion are similar to those demonstrated in double-blinded and other open-label etripamil studies. This data supports a potentially significant shift in the management approach for recurrent PSVT.

In October 2022, we announced positive and statistically significant topline efficacy and safety data from the Phase 3 RAPID clinical trial of etripamil in patients with PSVT. These results were further presented shortly thereafter, in November 2022, as a Late-Breaking Clinical Trial Session at the American Heart Association Scientific Sessions 2022 (Chicago, IL) and subsequently published in The Lancet (June 2023). RAPID, our multi-center, randomized, double-blind, placebo-controlled, event-driven Phase 3 trial, enrolled 706 patients across clinical sites in North America and Europe. Patients were randomized 1:1 to a regimen of self-administering a first dose etripamil nasal spray, with a repeat dose 10 minutes later if symptoms persisted, or a matching placebo regimen. Self-administration was prompted by a patient’s customary symptoms and was performed in the at-home setting without medical supervision. The RAPID trial achieved its primary endpoint, with patients taking the regimen with etripamil demonstrating a highly statistically significant and clinically meaningful difference in time to SVT conversion as compared to placebo. A Kaplan Meier analysis demonstrated a significantly greater proportion of patients who took etripamil converted within thirty minutes compared to placebo (64.3% vs. 31.2%; hazard ratio, or “HR,” 2.62; 95% CI 1.66, 4.15; p<0.001). By 90 minutes post-study drug administration, 80.6% of etripamil patients converted versus 60.7% of placebo patients (HR = 1.93; 95% CI 1.349, 2.752; p<0.001) and statistical significance was maintained throughout the 5-hour observation window. Statistically significant reductions in time to conversion in patients who took etripamil were evident early and persisted throughout the observation window of the study compared to placebo. The median time to conversion for patients in RAPID who self-administered etripamil was 17.2 minutes compared to 53.3 minutes for patients on placebo. The safety and tolerability data from the RAPID trial continues to support the potential self-administration use of etripamil, with findings consistent with those observed in prior trials. The most common randomized-treatment emergent adverse events, or “RTEAEs,” and AEs which occurred within 24 hours of administration of etripamil, were related to the nasal local administration site. Overall, the majority of RTEAEs were reported as mild (68%) or moderate (31%). There were no serious AEs related to etripamil.

The use of additional medical interventions and visits to an emergency department were important secondary measures of efficacy for both the RAPID and NODE-301 studies, although with the understanding that neither study was individually powered to expect statistical differences. In a pre-planned analysis across both studies, patients who self-administered etripamil sought additional medical interventions 43% less frequently (15% vs. 25%; p=0.013) and had 39% fewer emergency department visits (14% vs. 22%; p=0.035) than patients in the placebo arm.

In March 2023 we completed NODE-303, a Phase 3, multi-center, open-label safety trial, evaluating the safety of etripamil when self-administered without medical supervision over multiple, separate episodes of SVT. Data from the completed NODE-303 open-label safety and RAPID extension studies are included in the PSVT NDA submission for etripamil to the FDA.

In September 2024, our licensing partner, Corxel (formerly Ji Xing Pharmaceuticals Limited, JIXING), a clinical-stage biopharmaceutical company announced positive topline data from the Phase 3 JX02002 clinical trial of etripamil nasal spray in patients with PSVT in China.

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

AFib-RVR Clinical Development Highlights

In November 2023, we presented positive Phase 2 data from the ReVeRA study as a Featured Science Presentation at the American Heart Association Scientific Meetings (Philadelphia, PA) and as simultaneously published in Circulation: Arrhythmia and Electrophysiology. The randomized, double-blinded, placebo-controlled ReVeRA trial of etripamil nasal spray enrolled 87 patients and dosed 56 patients aged 18 years and older with AFib who urgently presented experiencing AFib and a ventricular rate of 110 or more beats per minute, or “bpm.” The trial was designed to assess the magnitude, rapidity, and duration of reduction and the patient satisfaction with treatment using an established patient reported outcome, or “PRO,” tool. Data showed that delivery of etripamil nasal spray (70 mg) significantly and rapidly reduced ventricular rate, in a pattern consistent with the drug’s pharmacologic profile. Etripamil achieved the primary endpoint with a high degree of statistical significance; patients experienced a ventricular rate reduction of 29.91 bpm (95% confidence interval: -40.31, -19.52; p<0.0001) in the etripamil arm relative to placebo. The absolute maximum reduction in rate in the etripamil arm was 34.97 bpm. Using the Treatment Satisfaction Questionnaire 9, or “TSQM-9,” PRO, compared to placebo, patients treated with etripamil demonstrated significant improvements in two satisfaction ratings: effectiveness (p<0.0001) and relief of symptoms (p=0.0002), with the degrees of improvement consistent with those customarily described as clinically meaningful. Treatment-emergent serious adverse events, or “TESAEs,” were rare and the most common (≥ 5%) adverse events were mild or moderate in intensity and included nasal discomfort, rhinorrhea, increased lacrimation, throat irritation and dizziness. Further trial details are below in this document.

During 2024, we met with the FDA on the ReVeRA study, during which the FDA confirmed its guidance from our Pre-IND meeting (2023) regarding the availability of a supplemental new drug application, or “sNDA,” pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT. FDA further concurred with respect to key proposed study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. In our mid-2023 Pre-IND meeting, the FDA provided guidance that our primary endpoint can be the reduction of ventricular rate, and the primary analysis would be performed on the intent to treat, or “ITT,” population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a PRO measure, and the application of a seven-point anchored scale was discussed with the FDA. We have finalized the Phase 3 study protocol following FDA’s review, obtained concurrence with the FDA to proceed, are operationally starting the study, and anticipating enrolling patients in 2025.

The Phase 3 study will be conducted in a medically unmonitored setting (e.g., at-home) in a manner very similar to the conduct of our Phase 3 development program for PSVT. The Phase 3 AFib-RVR study will enroll patients with a history of symptomatic AFib episodes, and will use a self-administered, repeat-dose regimen of 70 mg per dose (the dose and dosing approach that was studied in the RAPID trial in patients with PSVT). The Phase 3 study’s target population will be patients with verified history of AFib-RVR, and the ITT population will be all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil versus placebo, as was studied in the ReVeRA trial in AFib-RVR. The key secondary endpoint will be based on a PRO of symptomatic improvement, discussed with the FDA, which is similar to the PRO questions utilized in our PSVT and AFib-RVR programs. The study has been powered and sized based upon approximately 150 events from 150 unique patients with a history of symptomatic episodes of AFib-RVR.

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

Since inception, we have incurred significant operating losses. For the years ended December 31, 2024 and 2023, we recorded net losses of $41.5 million and $59.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $367.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $25.3 million of cash and cash equivalents and $44.4 million of short-term investments at December 31, 2024.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

•	continue our ongoing and planned development of etripamil, including future Phase 3 clinical trials for the treatment of AFib-RVR and potential Phase 4 clinical trials for treatment of PSVT;
•	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
•	establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;
•	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;
•	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;
•	maintain, protect and expand our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Recent Developments

In February 2025, we announced that we received Notice of Allowance from the United States Patent and Trademark Office, or “USPTO” on a new Method of Use patent for etripamil nasal spray (proposed trade name CARDAMYST™).

The patent (U.S. Patent Application No.: 17/865,697) covers the repeat dose regimen used in the RAPID Phase 3 study that evaluated CARDAMYST in PSVT and proposed for the package insert as part of the CARDAMYST New Drug Application, or “NDA,” currently under review by the U.S. Food and Drug Administration, or “FDA.” The issuance of the Notice of Allowance for this new patent for CARDAMYST potentially extends our intellectual property protection in the United States until July 2042, which is an additional 6 years of potential protection for our intellectual property portfolio.

The Macroeconomic Climate

Inflation rates may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, changes to interest rates and overhead costs may adversely affect our operating results. Interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, geopolitical events such as the Russia-Ukraine war and unrest and/or further escalation in Israel and Gaza, recent banking instabilities, new or changing international tariffs, and other U.S. geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date. We would only expect to generate revenues from product sales in the near future if the FDA approves the NDA. We generated no revenue for the year ended December 31, 2024, compared to $1.0 million for the year ended December 31, 2023. The prior year revenue is due to a milestone reached as a result of the successful initiation of a Phase 1 Clinical Trial of the product by or on behalf of Corxel for the treatment of PSVT in the People’s Republic of China, or “the Territory,” including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan. For additional information about our Revenue, see Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Revenue” in the accompanying notes to our consolidated financial statements.

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

We expect to continue to incur expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or “SEC,” and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change

Revenue	$—	$1,000	$(1,000)	100.0%

Operating expenses
Research and development, net of tax credits	14,357	31,052	(16,695)	(53.8)%
General and administrative	16,742	15,932	810	5.1%
Commercial	11,003	15,114	(4,111)	(27.2)%
Total operating expenses	42,102	62,098	(19,996)	(32.2)%
Loss from operations	(42,102)	(61,098)	18,996	(31.1)%
Interest income	4,164	3,967	197	5.0%
Interest expense	(3,581)	(2,554)	(1,027)	40.2%
Net loss	(41,519)	(59,685)	18,166	(30.4)%

Revenue

We recorded no revenue for the year ended December 31, 2024, compared to revenue of $1.0 million for the year ended December 31, 2023. This prior year revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited, such party being referred to as “Ji Xing” and, such agreement, as the “Ji Xing License Agreement”, due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Corxel for the treatment of PSVT in the People’s Republic of China, or “the Territory,” including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

Research and Development Expenses

The following table shows our research and development expenses by type of activity for the periods indicated.

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Clinical	$6,596	$19,611	$(13,015)	(66.4)%
Drug manufacturing and formulation	4,145	6,741	(2,596)	(38.5)%
Regulatory and other costs	3,875	5,012	(1,137)	(22.7)%
Less: R&D tax credits	(259)	(312)	53	(17.0)%
Total R&D expenses	$14,357	$31,052	$(16,695)	(53.8)%

Research and development expenses decreased by $16.7 million, or 53.8% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to lower clinical expenses. This decrease in clinical expenses was driven by lower clinical development costs and clinical personnel-related costs as a result of the completion of phase 3 studies. This decrease was also driven by a decrease in drug manufacturing and regulatory costs.

General and Administrative

General and administrative expenses increased $0.8 million, or 5.1%, for the for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was driven primarily by an increase in outside service costs, partially offset by a decrease in personnel costs.

Commercial

Commercial expenses decreased by $4.1 million, or 27.2%, for the year ended December 31, 2024, compared to the same period in 2023. While successfully resolving the Refusal to File letter issued by the FDA in December 2023, we implemented a reduction in personnel costs, professional costs and other operational expenses related to commercialization.

Interest Income

Interest income was $4.2 million and $4.0 million for the year ended December 31, 2024 and 2023, respectively. The increase in interest income was due to higher average interest rates earned on investments in 2024 when compared to 2023.

Interest Expense

Interest expense was $3.6 million for the year ended December 31, 2024, compared to $2.6 million for the year ended December 31, 2023. The increase in interest expense was due to the issuance of the 2029 Convertible Notes on March 29, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $69.7 million and an accumulated deficit of $367.5 million.

On February 28, 2024, we entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “Offering,” of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Under the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

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

On March 27, 2023, we entered into a purchase and sale agreement, as amended, or the “Royalty Purchase Agreement,” and a note purchase agreement, or, as amended, the “Note Purchase Agreement,” with RTW Investments, LP and certain of its affiliates, or collectively, “RTW.”

On March 29, 2023, the Company closed the transaction contemplated by the Note Purchase Agreement and issued and sold the $50 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes,” to the holders in a private placement transaction.

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

Each $1,000 of principal of the 2029 Convertible Notes (including any interest added thereto as payment in kind) is convertible into 191.0548 common shares, equivalent to an initial conversion price of approximately $5.23 per share, subject to customary anti-dilution and other adjustments. Subject to specified conditions, on or after March 27, 2027, the 2029 Convertible Notes are redeemable by us subject to certain conditions, at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Sales Agreement,” with respect to an at-the-market offering program, or the “ATM Program,” under which the Company may issue and sell its common shares having an aggregate offering price of up to $50 million through Jefferies as its sales agent or principal. On May 31, 2023, we filed a prospectus supplement (File No. 333-261049) that amended and restated the information in our prospectus supplement dated July 29, 2020, and, accordingly, the information in this prospectus supplement superseded the information contained in that prospectus supplement, or the prior prospectus supplement. Pursuant to that prior prospectus supplement and accompanying base prospectus contained in our Registration Statement on Form S-3 (File No. 333-239318), we issued 361,236 common shares under the Sales Agreement, resulting in net proceeds of $2.6 million (net of issuance costs of $0.1 million). No common shares were sold under the Sales Agreement during the year ended December 31, 2024.

We expect that our operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K for the year ending December 31, 2024 and that there are no known events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following FDA approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest,” on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, in order for the Company to receive the $75 million, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our expenses to increase as we continue the development of etripamil and prepare for regulatory approval. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

The timing and amount of our operating expenditures will depend largely on:

•	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in PSVT, AFib-RVR and in other cardiovascular indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
•	our ability to establish additional collaborations on favorable terms, if at all;
•	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
•	the costs, timing and outcome of regulatory review of etripamil and any future product candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(28,848)	$(46,424)	17,576	(37.9)%
Investing activities	8,283	4,756	3,527	74.2%
Financing activities	32,119	47,792	(15,673)	(32.8)%
Net increase in cash and cash equivalents during the period	$11,554	$6,124	5,430

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024, was $28.8 million, which consisted primarily of a net loss of $41.5 million. The net loss was partially offset by a net cash increase of $3.7 million related to the change in assets and liabilities, non-cash charges of $5.8 million related to share-based compensation and non-cash interest charges of $3.2 million related to the 2029 Convertible Notes.

Net cash used in operating activities during the year ended December 31, 2023, was $46.4 million, which consisted primarily of a net loss of $59.7 million. The net loss was partially offset by a net cash increase of $1.2 million related to the change in assets and liabilities, non-cash charges of $9.5 million related to share-based compensation and non-cash interest charges of $2.3 million related to the 2029 Convertible Notes.

Investing Activities

During the year ended December 31, 2024, we redeemed $121.9 million of short-term investments, and we acquired $113.6 million of short-term investments. In addition, we acquired $0.1 million in property and equipment.

During the year ended December 31, 2023, we redeemed $142.0 million of short-term investments, and we acquired $137.1 million of short-term investments. In addition, we acquired $0.1 million in property and equipment.

Financing Activities

During the year ended December 31, 2024, our financing activities provided cash proceeds of $32.1 million. These proceeds were primarily a result of the $31.9 million received from the issuance of common shares and pre-funded warrants, net of $2.6 million in issuance costs paid under the Underwriting Agreement.

During the year ended December 31, 2023, our financing activities provided cash proceeds of $47.8 million. These proceeds were primarily a result of the $50 million received from the issuance of the 2029 Convertible Notes under the Note Purchase Agreement, which was partially offset by $2.8 million in debt costs, and $0.6 million in cash proceeds from the exercise of share options and issuance of common shares under the employee stock purchase plan.

Contractual Obligations

We enter into contracts in the normal course of business with clinical research organizations, or “CROs,” contract manufacturing organizations, or “CMOs,” and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable at our option with various notice requirements as defined in the contract. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to and through the date of cancellation. These payments are not included as the amount and timing of these payments are not known.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements as at December 31, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

•	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CROs, CMOs and clinical trial sites which in turn impact the research & development expenses.
•	Estimate of the grant date fair value share options granted to employees, consultants and directors, and the resulting share-based compensation expense, using the Black Scholes option pricing model.

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

The following table summarizes, by grant date, the number of underlying common shares and the associated per-share exercise price, which was the fair value per share as determined by our board of directors on the applicable grant date, for share options granted during the years ended December 31, 2024 and 2023:

			Estimated
	Number of		Fair Value	Estimated
	Common Shares	Exercise	per Common	Per-Share
	Subject to	Price Per	Share at	Fair Value
	Options Granted	Common Share	Grant Date	of Options
January 16, 2023	82,000	$3.93	$3.93	$3.10
February 16, 2023	1,323,900	$3.59	$3.59	$2.87
February 27, 2023	36,000	$3.19	$3.19	$2.54
March 14, 2023	3,500	$3.51	$3.51	$2.79
March 21, 2023	42,000	$3.45	$3.45	$2.75
May 1, 2023	125,000	$3.62	$3.62	$2.88
May 22, 2023	20,000	$4.10	$4.10	$3.27
June 7, 2023	180,000	$3.86	$3.86	$3.01
June 19, 2023	15,000	$3.50	$3.50	$2.80
July 24, 2023	15,000	$3.10	$3.10	$2.48
July 25, 2023	4,000	$3.11	$3.11	$2.49
August 1, 2023	21,000	$3.17	$3.17	$2.54
October 2, 2023	122,000	$2.98	$2.98	$2.30
October 16, 2023	8,000	$2.99	$2.99	$2.31
March 19, 2024	45,000	$1.45	$1.45	$1.12
May 6, 2024	924,000	$1.74	$1.74	$1.38
July 1, 2024	8,000	$1.34	$1.34	$1.03
July 15, 2024	160,000	$1.59	$1.59	$1.18
July 17, 2024	22,000	$1.55	$1.55	$1.19
August 28, 2024	320,000	$1.45	$1.45	$1.07
September 3, 2024	80,000	$1.39	$1.39	$1.02
October 1, 2024	8,000	$1.50	$1.50	$1.19
October 4, 2024	10,000	$1.50	$1.50	$1.14
November 1, 2024	75,000	$1.44	$1.44	$1.15

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. For the year ended December 31, 2024, we had cash and cash equivalents and short-term investments of $25.3 million and $44.4 million, respectively. For the year ended December 31, 2023, we had cash and cash equivalents and short-term investments of $13.8 million and $52.2 million, respectively. These cash and cash equivalents and short-term investments consist primarily of bank deposits, guaranteed investment certificates, and U.S. treasury bills. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2024 and 2023, our net monetary exposure denominated in Canadian dollars was $1.7 million and $2.7 million, respectively.

Our operating results and financial position are reported in U.S. dollars in our financial statements. The fluctuation of the Canadian dollar in relation to the U.S. dollar might, consequently, have an impact upon our loss and may also affect the value of our assets and the amount of shareholders’ equity.

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Milestone Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Pharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/PricewaterhouseCoopers LLP

Montreal, Canada

March 13, 2025

We have served as the Company's auditor since 2016

Milestone Pharmaceuticals Inc.

Consolidated Balance Sheets

(in thousands of US dollars, except share data)

	December 31, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$25,314	$13,760
Short-term investments	44,381	52,243
Research and development tax credits receivable	901	643
Prepaid expenses	1,840	3,178
Other receivables	1,490	3,208
Total current assets	73,926	73,032
Operating lease right-of-use assets	1,376	1,917
Property and equipment	197	277
Total assets	$75,499	$75,226

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$7,555	$6,680
Operating lease liabilities	571	546
Total current liabilities	8,126	7,226
Operating lease liabilities, net of current portion	874	1,457
Senior secured convertible notes	53,352	49,772
Total liabilities	62,352	58,455

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 53,353,984 shares issued and outstanding as of December 31, 2024, 33,483,111 shares issued and outstanding as of December 31, 2023	288,048	260,504
Pre-funded warrants - 12,910,590 issued and outstanding as of December 31, 2024 and 9,577,257 as of December 31, 2023	53,076	48,459
Additional paid-in capital	39,568	33,834
Accumulated deficit	(367,545)	(326,026)

Total shareholders’ equity	13,147	16,771

Total liabilities and shareholders’ equity	$75,499	$75,226

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Loss

(in thousands of US dollars, except share and per share data)

	Years Ended
	December 31,
	2024	2023

Revenue	$—	$1,000

Operating expenses
Research and development, net of tax credits	$14,357	$31,052
General and administrative	16,742	15,932
Commercial	11,003	15,114

Loss from operations	(42,102)	(61,098)

Interest income	4,164	3,967
Interest expense	(3,581)	(2,554)

Net loss and comprehensive loss	$(41,519)	$(59,685)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	62,210,702	42,955,779

Net loss per share, basic and diluted	$(0.67)	$(1.39)

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	34,286,002	$273,900	8,518,257	$34,352	$24,437	$(266,341)	$66,348
Transactions during 2023
Net loss	—	—	—	—	—	(59,685)	(59,685)
Exercise of stock options	114,103	326	—	—	(137)	—	189
Pre-funded warrants - Private Placement, net of issuance costs	—	—	1,059,000	14,107	—	—	14,107
Share-based compensation	—	—	—	—	9,534	—	9,534
Exchange of common shares	(1,059,000)	(14,115)	—	—	—	—	(14,115)
Employee stock purchase plan purchases	142,006	393	—	—	—	—	393
Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771

Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions during 2024
Net loss	—	—	—	—	—	(41,519)	(41,519)
Exercise of stock options	50,476	95	—	—	(42)	—	53
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	5,776	—	5,776
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	153,730	191	—	—	—	—	191
Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Year ended December 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(41,519)	$(59,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	105	92
Amortization of debt costs	370	244
Accretion of investment discount	(454)	(162)
Non-cash interest expense related to debt	3,210	2,310
Share-based compensation expense	5,776	9,534
Loss on disposals of property and equipment	8	—
Changes in operating assets and liabilities:
Other receivables	1,718	(2,326)
Research and development tax credits receivable	(258)	(312)
Prepaid expenses	1,338	2,827
Operating lease assets and liabilities	(17)	18
Accounts payable and accrued liabilities	875	1,036

Net cash used in operating activities	(28,848)	(46,424)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(33)	(112)
Acquisition of short-term investments	(113,554)	(137,132)
Redemption of short-term investments	121,870	142,000

Net cash provided by investing activities	8,283	4,756

Cash provided by financing activities
Proceeds from exercise of options	53	189
Proceeds from issuance of senior secured convertible debt	—	50,000
Proceeds from issuance of common shares, net of issuance costs	27,258	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	4,617	(8)
Proceeds from employee stock purchase plan	191	393
Payment of debt issuance costs	—	(2,782)

Cash provided by financing activities	32,119	47,792

Net increase in cash and cash equivalents	11,554	6,124

Cash and cash equivalents – Beginning of year	13,760	7,636

Cash and cash equivalents – End of year	$25,314	$13,760

The accompanying notes are an integral part of these consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

1 Organization and Nature of Operations

Milestone Pharmaceuticals Inc., or “Milestone,” or the “Company,” is a biopharmaceutical company incorporated under the Business Corporations Act of Québec. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent short-acting calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

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

•	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with clinical research organizations, or “CROs,” contract manufacturing organizations, or “CMOs,” and clinical trial sites which in turn impact the research & development expenses.
•	Estimate of the grant date fair value of share options granted to employees, consultants and directors, and the resulting share-based compensation expense, using the Black Scholes option pricing model.

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

c) Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. See Note 19, “Segment Reporting.”

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

d) Revenue Recognition

Collaborative Arrangements

The Company considers the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity, the Company accounts for such an arrangement as a collaborative arrangement under Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808), which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of loss on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of loss based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the consolidated statements of loss classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. If the Company concludes that it has a customer relationship with one of its collaborators, the Company follows the guidance in Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606).

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

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Right-out-use assets are subsequently accounted for as long-lived assets, including evaluating for indicators of impairment. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense, or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

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

n) Income Taxes

The provision for income taxes is computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amount of deferred income tax assets until when it is more likely than not that these assets will be realized. Tax benefits related to tax positions not deemed to meet the “more likely than not” threshold are not permitted to be recognized in the consolidated financial statements.

o) Foreign Currency Translation and Transactions

The functional currency of the Company is the U.S. dollar. Accordingly, transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. At each consolidated balance sheet date, monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using the exchange rate in effect at that date. Non-monetary assets and liabilities and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Any gains or losses arising on remeasurement are included in the consolidated statement of loss.

p) Share-Based Compensation

The Company has a share-based compensation plan which is described in detail in note 8 and records all share-based payments, including grants of employee share options, at their fair values. The fair value of share options granted to employees and non-employees is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which equals the vesting period, using the straight-line method. Forfeitures, if any, are recorded as they occur. Any consideration paid by employees on exercising share options and the corresponding portion previously credited to contributed surplus are credited to share capital. The Black-Scholes option pricing model used by the Company to calculate option values was developed to estimate fair value.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company approved an employee share purchase plan in April 2019, which became effective on May 8, 2019, and is described in note 9. The plan provides a means by which eligible employees of the Company may be given an opportunity to purchase common shares. The plan permits the Company to grant a series of purchase rights to eligible employees under an employee stock purchase plan.

q) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standard Update, or “ASU 2023-07,” Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024, as documented in Note 19, “Segment Reporting”.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09.” The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating this guidance to determine the impact it may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its financial statement disclosures.

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

s) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and anticipates continuing to incur losses for at least the next several years. Further, in connection with the revised timeline for our New Drug Application, or “NDA,” submission, we took certain cash conservation measures to reduce spending

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

through program deferrals and team restructuring. These cash conservation measures are substantially completed and have been partially offset by $1.1 million in termination benefits paid as a result of the team restructuring. As of December 31, 2024, the Company had cash and cash equivalents and short-term investments of $69.7 million and an accumulated deficit of $367.5 million. The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2024, will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Annual Report on Form 10-K.

The Company has historically financed its operations primarily through the sale of equity securities, convertible notes, short-term investments, and from cash received pursuant to its license agreement. To date, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials, progress of New Drug Application, or “NDA,” filing, and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

3 Revenue

The Company recorded no revenue for the year ended December 31, 2024, and revenue of $1.0 million for the year ended December 31, 2023. This revenue was the result of having reached a milestone pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and, such agreement, the “Ji Xing License Agreement”) due upon the successful initiation of a Phase 1 Clinical Trial of a pharmaceutical product that uses a device to deliver etripamil by nasal spray by or on behalf of Corxel for the treatment of PSVT in the People’s Republic of China (the “Territory”), including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region and Taiwan.

Strategic Partnerships

Corxel Pharmaceuticals

On May 15, 2021, the Company entered into the License Agreement with Corxel, which is an entity affiliated with RTW Investments, LP, or “RTW,” a beneficial owner of approximately 6.1% of the Company’s common shares, as of December 31, 2024. Under the License Agreement, the Company granted Corxel exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the Territory. Corxel will be responsible for development and regulatory activities in the Territory, and the Company will remain responsible for certain manufacturing activities in the Territory, subject to the supply agreement subsequently entered into by the Company and Corxel as contemplated by the License Agreement (the Supply Agreement). The Company received a non-refundable upfront cash payment of $15 million and the right to future payments of up to $107.5 million in total development and sales milestone payments. In addition, the Company is entitled to receive tiered royalty payments ranging from a percentage in the low double digits to the high double digits of Net Sales (as defined in the License Agreement) of all products sold in the Territory.

Management evaluated all of the promised goods or services within the contract and determined that such goods and services were separate performance obligations. The Company determined that the license granted was a separate performance obligation as Corxel can benefit from the license granted on its own after the transfer of the license, as it does not require any significant development, regulatory or commercialization activities from Milestone. Corxel is responsible for all development, regulatory and commercialization activities in the Territory, including the performance of clinical trials necessary for regulatory approval, and is responsible for all such related costs. Supply of the product can be provided by another entity, as the Company currently uses a CMO for the production of etripamil without subsequent significant modification or customization by the Company, therefore the Company determined the obligation to supply product is a separate and distinct obligation. The Company concluded that the obligation for participation on the various governance committees was distinct as the services could be performed by an outside party, however it was determined to be immaterial

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

after estimating the stand-alone cost compared to the License Agreement as a whole. As a result, the Company concluded there were two material and distinct performance obligations to account for under ASC 606 at the inception of the License Agreement.

4 Short-term Investments

As of December 31, 2024, short-term investments of $44.4 million were comprised of term deposits issued in US currency, earning interest between 4.72% and 5.32%, maturing between February 7, 2025 and April 11, 2025. These short-term investments were in scope of ASC 320, Investments-Debt Securities. The short-term investments maturity is greater than 90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost. Interest income earned on short-term investments is reported in interest income. The Company had short-term investments of $52.2 million as of December 31, 2023.

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

On July 1, 2020, the Company entered into an arrangement for the lease renewal for its headquarters located in Ville Saint-Laurent, Quebec. The 5-year lease term is from December 1, 2020, expiring on November 30, 2025. The Company recorded the operating lease right-of-use asset and operating lease liabilities at the effective lease arrangement date of July 1, 2020. The Company’s examined credit ratings for similar companies, assumed equivalency between the Canadian and U.S. markets for collateralized debt and used rates for the remaining lease term of 65 months. This resulted in an incremental borrowing rate of 5.26%. Lease expenses are recognized on a straight-line basis over the lease term, which is accomplished by increasing the amortization of the right-of-use asset as interest expense on the lease liability declines over the lease term. The Company is not reasonably certain of renewing the lease following the current renewal option and recognized the right-of-use asset and operating lease liabilities to November 30, 2025.

The Company's operating office leases right-of-use assets as at December 31 were as follows:

	2024	2023
Opening balance	$1,917	$2,423
Amortization of right-of-use asset	(541)	(506)
Closing balance	$1,376	$1,917

Operating lease expenses of $697 and $681 are included in general and administrative operating expenses in the consolidated statement of loss, and within operating activities in the statement of cash flows for the years ended December 31, 2024 and 2023, respectively and are comprised of two operating lease right-of-use assets and one operating lease of less than 12 months.

The following table summarizes the future minimum lease payments of right-of-use assets operating leases as of December 31, 2024:

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

January 1, 2025 to December 31, 2025	$658
January 1, 2026 to December 31, 2026	530
January 1, 2027 to September 30, 2027	406
Total	1,594
Less interest	(149)
Total net of interest	$1,445

6 Property and equipment

Property and equipment consist of the following at December 31:

	2024	2023
Computer hardware and software	$238	$226
Office equipment	165	157
Leasehold improvements	85	85
Total	$488	$468
Less accumulated depreciation	(291)	(191)
Property and equipment, net	$197	$277

During the year ended December 31, 2024, the Company recorded an immaterial amount of disposals and losses on disposals.  No disposal was recorded for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, depreciation expense was $105 and $92, respectively.

7 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised the following as of December 31:

	December 31, 2024	December 31, 2023

Trade accounts payable	$1,932	$3,981
Accrued compensation and benefits payable	2,501	712
Accrued research and development liabilities	631	894
Accrued commercial liabilities	1,935	710
Accrued legal liabilities	76	131
Other accrued liabilities	480	252
Total	$7,555	$6,680

8 Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 53,353,984 shares were issued and outstanding as of December 31, 2024.

As of December 31, 2024, there were 1,798,766 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 1,503,030 are available for future purchases.

On February 28, 2024, the Company entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “Offering,” of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the Underwriting Agreement, the Company granted the underwriters party thereto, or the “Underwriters,” an option to purchase up to an additional 3,000,000 common shares at the same price

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

On March 22, 2023, the Company entered into an exchange agreement, or the “Exchange Agreement,” with entities affiliated with RTW, or the “Exchanging Stockholders,” pursuant to which the Company exchanged an aggregate of 1,059,000 shares of the Company’s common shares owned by the Exchanging Stockholders for pre-funded warrants, or the “Exchange Warrants”, to purchase an aggregate of 1,059,000 common shares, with an exercise price of $0.001 per share and no expiration date. The Exchange Warrants are exercisable immediately and no additional cash consideration was rendered in exchange for the warrants. A holder of the Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of an Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder's election upon 61 days' notice to the Company subject to the terms of the Exchange Warrants.

9 Share-Based Compensation

Stock Options

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

On January 1, 2024, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 1,339,324 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of December 31, 2024, there were 9,522,270 common shares available for issuance under the 2019 Plan, of which 922,575 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan under Nasdaq Marketplace Rules through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement material for certain individuals to enter into employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which employees may benefit from increases in value of the common shares. As of December 31, 2024, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 504,000 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of December 31 were as follows:

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of year - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of year - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	1,652,000	—	—	1,652,000	1.62
Exercised - 2011 Plan	—	—	(50,476)	(50,476)	1.04
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(68,238)	—	—	(68,238)	7.42
Expired - 2011 Plan	—	—	(11,272)	(11,272)	4.01
Expired - Inducement Plan	—	(30,750)	—	(30,750)	6.22
Outstanding at end of year	7,604,606	496,000	1,632,485	9,733,091	$4.54
Outstanding at end of year - Weighted average exercise price	$4.97	$5.99	$2.11
Exercisable at end of year	4,850,552	319,291	1,632,485	6,802,328	$5.14
Exercisable at end of year - Weighted average exercise price	$6.09	$6.24	$2.11

	2023
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of year - 2011 Plan	—	—	1,802,672	1,802,672	$2.05
Outstanding at beginning of year - 2019 Plan	5,314,312	—	—	5,314,312	8.35
Outstanding at beginning of year - Inducement Plan	—	503,000	—	503,000	6.41
Granted - 2019 Plan	1,875,400	—	—	1,875,400	3.61
Granted - Inducement Plan	—	122,000	—	122,000	2.98
Exercised - 2019 Plan	(7,000)	—	—	(7,000)	3.74
Exercised - 2011 Plan	—	—	(107,103)	(107,103)	1.52
Forfeited - 2019 Plan	(156,198)	—	—	(156,198)	6.13
Expired - 2019 Plan	(58,617)	—	—	(58,617)	11.52
Expired - 2011 Plan	—	—	(1,336)	(1,336)	0.91
Cancelled - 2019 Plan	(561,000)	—	—	(561,000)	21.73
Outstanding at end of year	6,406,897	625,000	1,694,233	8,726,130	$5.09
Outstanding at end of year - Weighted average exercise price	$5.82	$5.74	$2.09
Exercisable at end of year	3,228,422	221,833	1,694,233	5,144,488	$5.32
Exercisable at end of year - Weighted average exercise price	$6.93	6.42	$2.09

The weighted average remaining contractual life was 6.71 and 6.55 years for outstanding options as of December 31, 2024 and 2023, respectively. The weighted average remaining contractual life was 5.92 and 5.93 years for vested options, as of December 31, 2024 and 2023, respectively.

There was $5.1 million and $11.4 million of total unrecognized compensation cost related to non-vested share options as of December 31, 2024 and 2023, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 1.48 years and 2.27 years as of December 31, 2024 and 2023, respectively.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

Options granted are valued using the Black-Scholes option pricing model. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity. The non-vested options as of December 31 were as follows:

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2019 Plan	3,178,475	—	—	3,178,475	3.64
Non-vested share options at beginning of year - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	1,652,000	—	—	1,652,000	1.26
Vested, outstanding - 2019 Plan	(1,690,368)	—	—	(1,690,368)	3.48
Vested, outstanding - Inducement Plan	—	(128,208)	—	(128,208)	4.48
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of year	2,754,054	176,709	—	2,930,763	$2.45
Non-vested share options at end of year - Weighted average fair value	$2.33	$4.19	$—

	2023
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of year - 2011 Plan	—	—	2,126	2,126	$6.64
Non-vested share options at beginning of year - 2019 Plan	2,923,763	—	—	2,923,763	5.30
Non-vested share options at beginning of year - Inducement Plan	—	503,000	—	503,000	4.84
Granted - 2019 Plan	1,875,400	—	—	1,875,400	2.87
Granted - Inducement Plan	—	122,000	—	122,000	2.30
Vested, outstanding - 2011 Plan	—	—	(2,126)	(2,126)	6.64
Vested, outstanding - 2019 Plan	(1,504,329)	—	—	(1,504,329)	5.88
Vested, outstanding - Inducement Plan	—	(221,833)	—	(221,833)	4.85
Forfeited - 2019 Plan	(116,359)	—	—	(116,359)	3.96
Non-vested share options at end of year	3,178,475	403,167	—	3,581,642.00	$3.69
Non-vested share options at end of year - Weighted average fair value	$3.64	$4.07	$—

The following table summarizes information with respect to share options outstanding as of December 31, 2024:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Exercise price	of options	life (years)	price	of options	life (years)	price
$0.84-$1.73	1,623,845	5.74	1.46	1,089,175	3.83	1.46
$1.74-$3.2	1,725,554	7.06	2.16	733,262	4.04	2.61
$3.21-$5.25	2,128,500	7.40	3.67	1,393,090	7.02	3.70
$5.26-$6.36	3,368,756	6.68	5.90	2,857,032	6.63	5.95
$6.37-$8.5	527,000	7.06	6.82	379,083	6.98	6.80
$8.51-$15.5	53,086	5.49	9.08	44,336	5.06	9.19
$15.51-$20.5	65,100	4.84	17.21	65,100	4.84	17.21
$20.51-$22.45	241,250	5.06	21.48	241,250	5.06	21.48
Total	9,733,091	6.71	$4.54	6,802,328	5.92	$5.14

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The fair value of options is measured using Black-Scholes valuation model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values:

	Year ended December 31,
	2024	2023
Exercise price	$1.62	$3.58
Share price	$1.62	$3.58
Volatility	96%	97%
Risk-free interest rate	4.17%	3.97%
Expected life	5.66 years	6.01 years
Dividend	0%	0%

Expected volatility is determined using comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair value for options granted during the year ended December 31, 2024 and 2023 was $2.1 million and $5.5 million, respectively.

Performance Stock Options

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 performance stock options to employees. The performance stock options were granted “at-the-money” and have a term of 10 years.

The original grant-date fair value of each option was estimated on the date of grant using the same option valuation model used for the options outlined above. The original grant-date fair value of $1.3 million was determined using an expected volatility of 98.5%, term of 5.82 years, strike price of $1.74, and risk-free rate of 4.43%. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest.

The vesting of the performance-based stock options is conditional upon the U.S. Food and Drug Administration, or “FDA,” approval of etripamil. Subject to the option holders continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the year ended December 31, 2024, as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded during the year ended December 31, 2024, was $1.38 per option.

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

On January 1, 2024, the number of common shares reserved for issuance under the ESPP automatically increased by 334,831 shares. As of December 31, 2024, the Company has 1,798,766 common shares available for issuance under the ESPP, of which 295,736 shares of common stock have been issued. Compensation expense for purchase rights under the

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these performance share units.

A summary of the Company’s PSU activity for the years ended December 31 is as follows:

	2024	2023
Beginning balance	$—	$—
Granted	924,000	—
Vested	—	—
Forfeited	—	—
Ending balance	$924,000	$—

The number of PSUs granted represents the total number of common shares that may be earned. However, the actual number of shares earned will be based on the satisfaction of the performance criteria. Upon satisfaction of the performance criteria, 100% of the earned shares will vest. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The Company did not record any expense related to the PSUs during the year ended December 31, 2024, as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the PSUs granted during the year ended December 31, 2024, was $1.74.

Share-Based Compensation Expense

The Company recognized share-based compensation expense for all plans as follows for the years ended December 31:

	2024	2023
Administration	$3,171	$4,849
Research and development	1,874	3,281
Commercial activities	731	1,404
Total	$5,776	$9,534

10 Debt

On March 27, 2023, we entered into a note purchase agreement, or the “Note Purchase Agreement,” with RTW Investments LP and certain of its affiliates, or collectively, “RTW”.

On March 29, 2023, we closed the transactions contemplated by the Note Purchase Agreement, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes,” to the holders.

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

Each $1,000 of principal of the 2029 Convertible Notes (including any interest added thereto as payment in kind) is convertible into 191.0548 common shares, equivalent to an initial conversion price of approximately $5.23 per share, subject to customary anti-dilution and other adjustments. In addition, following a notice of redemption or certain corporate

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

events that occur prior to the Maturity Date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2029 Convertible Notes in connection with such notice of redemption or corporate event.

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

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of December 31, 2024, the estimated fair value of the 2029 Convertible Notes was approximately $56.07 million based on level 2 inputs.

The net carrying amount of the 2029 Convertible Note were as follows:

	December 31, 2024	December 31, 2023
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	5,520	2,310
Unamortized debt discount	(468)	(547)
Unamortized debt issuance costs	(1,700)	(1,991)
Total	$53,352	$49,772

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Year ended December 31,
	2024	2023
Contractual interest expense	$3,210	$2,310
Amortization of debt discount	80	53
Amortization of debt issuance costs	291	191
Total interest expense	$3,581	$2,554

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

	2024	2023
Share options and performance share units	10,657,091	8,726,130

Amounts in the table above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

12 Income taxes

A reconciliation between tax expense and the product of accounting income multiplied by the basic income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Loss before income taxes	$(41,519)	$(59,685)
Canadian statutory rate(1)	26.50%	26.50%
Computed income tax recovery	(11,003)	(15,817)
Effect on income tax rate resulting from
Accounting charges not deductible for tax purposes	—	4
Non‑deductible share‑based compensation	1,637	4,663
Other permanent differences	21	—
Tax benefits of current period losses and other tax assets, subject to full valuation allowance	8,074	10,945
Valuation allowance for prior year adjustment	136	—
Foreign income tax rate difference	1,114	—
Other	21	205
Income tax expense (recovery) reported in the consolidated statements of loss	$—	$—

(1) Our Canadian corporate tax rate is comprised of a basic Part I federal tax rate of 38%, net 15% after federal tax abatement and general tax reduction, plus the additional provincial tax of 11.5%.

The Company has incurred Canadian federal and provincial net operating losses (NOLs) from inception. As of December 31, 2024, the Company has NOL carry-forwards of approximately $220.0 million and $216.0 million, respectively, for Canadian federal and Québec purposes, available to reduce future taxable income, which expire beginning in 2027 through 2044. The Company also has scientific research and experimental development expenditures of approximately $29.5 million and $35.2 million, respectively, for Canadian federal and Québec income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary.

The Company has incurred NOLs for U.S. tax purposes. As of December 31, 2024, the Company has carry-forwards of approximately $67.0 million related to U.S. NOLs that may be carried forward indefinitely and are available to reduce future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets have not been recognized in these financial statements because the criteria for recognition of these assets were not met.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

The Company’s deferred tax assets consist of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Net operating loss carry‑forwards	$72,775	$66,656
Tax basis of property and equipment in excess of carrying values	78	67
Tax basis of right of use assets	(298)	(421)
Tax basis of lease liability	311	438
Tax basis of reserves	5	6
Federal SR&ED investment tax credits	4,170	3,735
Taxation of federal SR&ED investment tax credits	(1,105)	(990)
Research and development expenditures	8,472	7,643
Financing costs	447	186
Stock based compensation	3,752	2,850
Others	745	45
Total Net deferred tax assets	89,353	80,215
Less Valuation allowance	(89,353)	(80,215)
Net deferred tax assets	$—	$—

The Company files income tax returns in Canada and in the United States. The Company is subject to Canada Revenue Agency and Revenu Québec examination for fiscal years 2019 to 2024 due to unexpired statute of limitation periods and is subject to US Federal and state income tax examination for fiscal years 2021 to 2024.

13 Government assistance

The Company incurs research and development expenditures that are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures in the years ended December 31, 2024 and 2023 for an amount of $259 and $312, respectively.

14 Commitments

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination with reasonable notice or upon certain circumstances, and therefore are cancellable contracts. Therefore, as of December 31, 2024, there are no contractual commitments, except for office leases (see note 5).

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

	2024	2023
Cash and cash equivalents	$1,222	$2,441
Short-term investments	487	—
Other receivables	210	263
Operating lease assets	153	311
Accounts payable and accrued liabilities	(280)	(52)
Operating lease liabilities	(138)	(306)
Net financial position exposure	$1,654	$2,657

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

For the years ending December 31, 2024 and December 31, 2023, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 10, “Debt,” for details surrounding the fair value of the Convertible Notes.

17 Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement,” with RTW and certain of its affiliates.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the U.S. Food and Drug Administration approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest,”  on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty,” of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these financial statements.

Milestone Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

(in thousands of US dollars, except share and per share data)

18 Other receivables

Other receivables comprised the following as of December 31:

	December 31, 2024	December 31, 2023
Interest receivable	$604	$528
Sales tax receivable	210	264
Clinical receivable	674	2,400
Other current receivable	2	16
	$1,490	$3,208

19 Segment Reporting

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions while focusing on the development and commercialization of innovative cardiovascular medicines. These operations are focused on a single product, which are reported on a consolidated basis.  The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker, or “CODM,” assesses performance of the Company’s single operating segment based on consolidated net loss. Net loss is used by the CODM to evaluate budget to actual analytics, which are used to monitor the single segment spend and confirm the Company is meeting established budgetary goals. The CODM is the principal officer group, which includes the Company’s chief executive officer and chief financial officer.

The following table presents information about the Company’s significant expenses, as provided to the Company’s CODM, and includes a reconciliation to consolidated net loss:

	Year ended December 31,
(in thousands)	2024	2023
Revenue	$—	$1,000

Less:
Research and development, net of tax credits, excluding share-based compensation	12,483	27,771
General and administrative, excluding share-based compensation	13,571	11,083
Commercial, excluding share-based compensation	10,272	13,710
Share-based compensation expense	5,776	9,534
Interest income	(4,164)	(3,967)
Interest expense	3,581	2,554
Net loss	$(41,519)	$(59,685)

The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, management assessed and management concluded the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the “2025 Proxy Statement,” no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal No. 1: Election of Directors,” “Proposal No. 1: Election of Directors─Information Regarding the Board and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if applicable, in our 2025 Proxy Statement. Such information to be included in our 2025 Proxy Statement is incorporated herein by reference.

The information required by Item 408(b) of Regulation S-K will be set forth in the section titled “Insider Trading Arrangements and Policies” in our 2025 Proxy Statement and is incorporated by reference herein.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2025 Proxy Statement under the caption “Proposal No. 1: Election of Directors─Information Regarding the Board of Directors and Corporate Governance─Code of Business Conduct and Ethics,” and is hereby incorporated by reference. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the investors section of our website at www.milestonepharma.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2025 Proxy Statement and is incorporated by reference herein, provided that the information required by Item 402(x) of Regulation S-K shall be set forth in the section titled "Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information" in our 2025 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Proposal No. 1: Election of Directors─Information Regarding the Board of Directors and Corporate Governance─Director Independence” in our 2025 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth in the section titled “Proposal No. 2: Appointment of Auditor─Auditor Fees” in our 2025 Proxy Statement.

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

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on October 26, 2020.
4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 4, 2024).
4.5	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.19+

Non-Employee Director Compensation Policy, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on November 12, 2024).

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

10.24

Cooperation Agreement, dated as of July 14, 2024, by and between the Company and Alta Fundamental Advisers Master L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on July 15, 2024).

19.1	Insider Trading Policy.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this registration statement).
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

Milestone Pharmaceuticals Inc.

Dated: March 13, 2025	/s/ Joseph Oliveto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th of March 2025.

/s/ Joseph Oliveto	Chief Executive Officer and Director
Joseph Oliveto	(principal executive officer)

/s/ Amit Hasija	Chief Financial Officer
Amit Hasija	(principal financial officer and principal accounting officer)

/s/ Robert J. Wills	Chairman of the Board
Robert Wills
/s/ Seth Fischer	Director
Seth Fischer
/s/ Lisa Giles	Director
Lisa M. Giles
/s/ Michael Tomsicek	Director
Michael Tomsicek
/s/ Andrew Saik	Director
Andrew Saik
/s/ Stuart Duty	Director
Stuart Duty
/s/ Joseph Papa	Director
Joseph Papa