Form 10-Q
period 2025-03-31
Milestone Pharmaceuticals Inc.
filed 2025-05-14
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14th, 2025, the registrant had 53,464,273 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China, Hong Kong, Macau and Taiwan through our license agreement with Corxel Pharmaceuticals, or “Corxel,” formerly Ji Xing Pharmaceuticals Limited, JIXING;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;

●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry;
●	the effects international trade policies, including tariffs, sanctions and trade barriers; and

●	other factors that may impact our financial results.

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

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 13, 2025, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2025	December 31, 2024
Assets

Current assets
Cash and cash equivalents	$45,085	$25,314
Short-term investments	10,873	44,381
Research and development tax credits receivable	994	901
Prepaid expenses	2,356	1,840
Other receivables	1,167	1,490
Total current assets	60,475	73,926
Operating lease right-of-use assets	1,234	1,376
Property and equipment	176	197
Total assets	$61,885	$75,499

Liabilities, and Shareholders' (Deficit) Equity

Current liabilities
Accounts payable and accrued liabilities	$12,421	$7,555
Operating lease liabilities	542	571
Total current liabilities	12,963	8,126
Operating lease liabilities, net of current portion	758	874
Senior secured convertible notes	54,287	53,352
Total liabilities	68,008	62,352

Shareholders’ (Deficit) Equity
Common shares, no par value, unlimited shares authorized, 53,464,273 shares issued and outstanding as of March 31, 2025, 53,353,984 shares issued and outstanding as of December 31, 2024	288,188	288,048
Pre-funded warrants - 12,910,590 issued and outstanding as of March 31, 2025 and 12,910,590 as of December 31, 2024	53,076	53,076
Additional paid-in capital	40,919	39,568
Accumulated deficit	(388,306)	(367,545)

Total shareholders’ (deficit) equity	(6,123)	13,147

Total liabilities and shareholders’ (deficit) equity	$61,885	$75,499

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2025	2024

Revenue	$—	$—

Operating expenses
Research and development, net of tax credits	4,978	3,639
General and administrative	5,167	3,953
Commercial	10,378	2,884

Loss from operations	(20,523)	(10,476)

Interest income	697	994
Interest expense	(935)	(872)

Net loss and comprehensive loss	$(20,761)	$(10,354)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	66,285,406	50,155,111

Net loss per share, basic and diluted	$(0.31)	$(0.21)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions in three-month period ended March 31, 2024
Net loss	—	—	—	—	—	(10,354)	(10,354)
Exercise of stock options	—	—	—	—	—	—	—
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	1,512	—	1,512
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	95,387	117	—	—	—	—	117
Balance as of March 31, 2024	53,245,165	$287,879	12,910,590	$53,076	$35,346	$(336,380)	$39,921

Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147
Transactions in three-month period ended March 31, 2025
Net loss	—	—	—	—	—	(20,761)	(20,761)
Share-based compensation	—	—	—	—	1,351	—	1,351
Employee stock purchase plan purchases	110,289	140	—	—	—	—	140
Balance as of March 31, 2025	53,464,273	$288,188	12,910,590	$53,076	$40,919	$(388,306)	$(6,123)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Three months ended March 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(20,761)	$(10,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	27	28
Amortization of debt costs	102	87
Accretion of investment discount	(81)	(93)
Non-cash interest expense related to debt	833	785
Share-based compensation expense	1,351	1,512
Changes in operating assets and liabilities:
Other receivables	323	1,795
Research and development tax credits receivable	(93)	(68)
Prepaid expenses	(516)	816
Operating lease assets and liabilities	(3)	(10)
Accounts payable and accrued liabilities	4,866	(3,432)

Net cash used in operating activities	(13,952)	(8,934)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(6)	—
Acquisition of short-term investments	(877)	(52,514)
Redemption of short-term investments	34,466	25,500

Net cash provided (used in) by investing activities	33,583	(27,014)

Cash provided by financing activities
Proceeds from issuance of common shares, net of issuance costs	—	27,538
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	4,664
Proceeds from employee stock purchase plan	140	117

Cash provided by financing activities	140	32,319

Net increase (decrease) in cash and cash equivalents	19,771	(3,629)

Cash and cash equivalents – Beginning of period	25,314	13,760

Cash and cash equivalents – End of period	$45,085	$10,131

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1    Organization and Nature of Operations

Milestone Pharmaceuticals Inc., or “Milestone,” or the “Company,” is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone’s headquarters is currently located in Montréal (Québec), Canada. Our common shares began trading on The Nasdaq Global Select Market on May 9, 2019. Our common shares trade under the symbol “MIST”. Milestone is focused on the development and commercialization of cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent rapid-onset calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. The Company is developing etripamil to treat paroxysmal supraventricular tachycardia, atrial fibrillation, and other cardiovascular indications.

2     Summary of Significant Accounting Policies

a)  Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2024.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its balance sheet as of March 31, 2025, and its statements of loss, shareholders’ (deficit) equity and cash flows for the three months ended March 31, 2025 and 2024.

The condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual consolidated financial statements, but does not contain all the footnote disclosures required by accounting principles generally accepted in the United States of America.

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

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

organizations, or “CMOs,” and clinical trial sites which in turn impact the research and development, or “R&D,” expenses.
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

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation, tariffs, armed conflicts, and overall fluctuations in the financial markets in the U.S. and abroad.

d) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09.” The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating this guidance for impacts to its annual income tax disclosures.

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses, has a shareholders’ deficit of $6.1 million as of March 31, 2025, has experienced negative operating cash flows since its inception, and anticipates continuing to incur losses for the next several years. As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $56.0 million and an accumulated deficit of $388.3 million. As a result of the Complete Response Letter received in March 2025 from the Food and Drug Administration, the Company has temporarily paused the ramping up of operational expenditures related to launching etripamil and is monitoring its cash flows. Management has evaluated the Company’s operating plan and future cash flow requirements against its existing cash and cash equivalents and short-term investments and determined that the

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Company expects to be able to support its operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

3     Revenues

The Company recorded no revenue for the three months ended March 31, 2025 and 2024, respectively. We recorded license revenue as a result of having reached milestones pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing,” and such agreement, the “Ji Xing License Agreement”). During the three months ended March 31, 2025 and 2024, no milestones were achieved under this agreement. For details on the arrangement with Corxel, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2024, filed on Form 10-K.

4     Short-term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates and U.S. treasury bills with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

As of March 31, 2025, $0.9 million in short-term investments were pledged as collateral for a letter of credit.

5     Debt

On March 29, 2023, we closed the transactions contemplated by a note purchase agreement, or the “Note Purchase Agreement,” with RTW Investments LP and certain of its affiliates, or collectively, “RTW,” and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes,” to the holders. For more details on the agreement with RTW, see Note 10 to our audited consolidated financial statements for the year ended December 31, 2024, filed on Form 10-K.

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of March 31, 2025, the estimated fair value of the Convertible Notes was approximately $47.6 million based on level 2 inputs.

The net carrying amount of the Convertible Note were as follows:

	March 31, 2025	December 31, 2024
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	6,352	5,520
Unamortized debt discount	(445)	(468)
Unamortized debt issuance costs	(1,620)	(1,700)
Total	$54,287	$53,352

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended March 31,
	2025	2024
Contractual interest expense	$832	$785
Amortization of debt discount	23	18
Amortization of debt issuance costs	80	69
Total interest expense	$935	$872

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2025	December 31, 2024

Trade accounts payable	$2,384	$1,932
Accrued compensation and benefits payable	1,159	2,501
Accrued research and development liabilities	934	631
Accrued commercial liabilities	7,138	1,935
Accrued legal liabilities	427	76
Other accrued liabilities	379	480
Total	$12,421	$7,555

7      Shareholders’ (Deficit) Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 53,464,273 shares were issued and outstanding as March 31, 2025.

As of March 31, 2025, there were 2,332,305 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 1,926,280 are available for future purchases.

On February 28, 2024, we entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “Offering,” of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 Shares at a public offering price of $1.499 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the Underwriting Agreement, we granted the underwriters party thereto, or the “Underwriters,” an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in the Offering, which was exercised by the Underwriters in full on February 29, 2024.

8     Share-Based Compensation

Stock Options

Under the Company’s 2019 Equity Incentive Plan, or the “2019 Plan,” and the Company’s Stock Option Plan, or the “2011 Plan,” unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

On January 1, 2025, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 2,134,159 common shares. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of March 31, 2025, there were 11,656,429 common shares available for issuance under the 2019 Plan, of which 916,484 common shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan,” through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. As of March 31, 2025, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 260,000 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of and for the three-month period ending March 31 were as follows:

	2025
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,632,485	1,632,485	$2.11
Outstanding at beginning of period - 2019 Plan	7,604,606	—	—	7,604,606	4.97
Outstanding at beginning of period - Inducement Plan	—	496,000	—	496,000	5.99
Granted - 2019 Plan	1,151,400	—	—	1,151,400	2.02
Granted - Inducement Plan	—	244,000	—	244,000	2.01
Outstanding at end of period	8,756,006	740,000	1,632,485	11,128,491	$4.22
Outstanding at end of period - Weighted average exercise price	$4.58	$4.68	$2.11
Exercisable at end of period	5,795,146	350,292	1,632,485	7,777,923	$4.85
Exercisable at end of period - Weighted average exercise price	$5.54	$6.22	$2.11

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of period - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of period - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	45,000	—	—	45,000	1.45
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(13,722)	—	—	(13,722)	6.36
Outstanding at end of period	6,052,122	526,750	1,694,233	8,273,105	$5.11
Outstanding at end of period - Weighted average exercise price	$5.88	$6.00	$2.09
Exercisable at end of period	3,819,413	250,271	1,694,233	5,763,917	$5.24
Exercisable at end of period - Weighted average exercise price	$6.56	6.42	$2.09

The weighted average remaining contractual life was 6.9 and 6.7 years for outstanding options as of March 31, 2025 and 2024, respectively. The weighted average remaining contractual life was 6.0 and 5.9 years for vested options, as of March 31, 2025 and 2024, respectively.

There was $7.4 million and $8.6 million of total unrecognized compensation cost related to non-vested share options as of March 31, 2025 and 2024, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.1 years and 2.3 years as of March 31, 2025 and 2024, respectively.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Options granted are valued using the Black-Scholes option pricing model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ (deficit) equity.

The non-vested options as of and for the three-month period ending March 31 were as follows:

	2025
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,754,054	—	—	2,754,054	2.33
Non-vested share options at beginning of period - Inducement Plan	—	176,709	—	176,709	4.19
Granted - 2019 Plan	1,151,400	—	—	1,151,400	1.64
Granted - Inducement Plan	—	244,000	—	244,000	1.60
Vested, outstanding - 2019 Plan	(944,594)	—	—	(944,594)	2.12
Vested, outstanding - Inducement Plan	—	(31,001)	—	(31,001)	4.53
Non-vested share options at end of period	2,960,860	389,708	—	3,350,568	$2.18
Non-vested share options at end of period - Weighted average fair value	$2.13	$2.54	$—

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	3,178,475	—	—	3,178,475	3.64
Non-vested share options at beginning of period - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	45,000	—	—	45,000	1.12
Vested, outstanding - 2019 Plan	(604,713)	—	—	(604,713)	3.54
Vested, outstanding - Inducement Plan	—	(28,438)	—	(28,438)	4.85
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of period	2,232,709	276,479	—	2,509,188.00	$3.71
Non-vested share options at end of period - Weighted average fair value	$3.64	$—	$—

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended March 31,
	2025	2024
Exercise price	$2.02	$1.45
Share price	$2.02	$1.45
Volatility	100%	91%
Risk-free interest rate	4.39%	4.26%
Expected life	6.08 years	6.08 years
Dividend	0%	0%

Expected volatility is determined using comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair value for options granted during the three months ended March 31, 2025 and 2024 was $2.3 million and $0.1 million, respectively.

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

The vesting of the performance-based stock options is conditional upon the U.S. Food and Drug Administration, or “FDA,” approval of etripamil. Subject to the option-holder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three months ended March 31, 2025 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded was $1.38 per option. No performance stock options were awarded for the three months ended March 31, 2025.

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

On January 1, 2025, the number of common shares reserved for issuance under the ESPP automatically increased by 533,539 shares. As of March 31, 2025, the Company has 2,332,305 common shares available for issuance under the ESPP, of which 406,025 shares of common stock have been issued. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these PSUs.

The number of PSUs granted represents the total number of common shares that may be earned. However, the actual number of shares earned will be based on the satisfaction of the performance criteria. Upon satisfaction of the performance criteria, 100% of the earned shares will vest. Stock-based compensation costs associated with these PSUs are reassessed

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

each reporting period based on estimated performance achievement. The weighted average grant date fair value of the PSUs granted was $1.74 per share. The Company did not record any expense related to the PSUs during the three months ended March 31, 2025 as the performance conditions were not deemed probable of being met. Further, no additional performance stock units were awarded for the three months ended March 31, 2025.

Restricted Stock Units

For the three months ended March 31, 2025, pursuant to the 2019 Plan, the Company issued restricted stock units, or “RSUs,” to employees which vest based on a service criteria. When vested, the RSUs represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The weighted average grant date fair value for the RSUs was $2.02 per share, which was based on the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the three months ended March 31, 2025, the Company issued 988,850 shares of common stock pursuant to the vesting of RSUs. No RSUs were issued for the three months ended March 31, 2024.

The total unrecognized compensation cost related to the non-vested RSUs as of March 31, 2025 was $1.9 million and will be recognized over a weighted average period of approximately 3.8 years.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	2025	2024
Administration	$737	$910
Research and development	431	471
Commercial activities	183	131
Total	$1,351	$1,512

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

	2025	2024
Stock options, PSUs and RSUs	13,041,341	8,273,105

Amounts above reflect the common share equivalents of the noted instruments.

10	Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement,” with RTW.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the FDA approval of etripamil on or prior to September 30, 2025 (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest,” on the annual net product sales of etripamil in the

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty,” of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these interim financial statements.

11 Other receivables

Other receivables comprised of the following:

	March 31, 2025	December 31, 2024
Interest receivable	$342	$604
Sales tax receivable	150	210
Clinical receivable	674	674
Other current receivable	1	2
	$1,167	$1,490

12 Segment Reporting

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

The following table presents information about the Company’s significant expenses, as provided to the Company’s CODM, and includes a reconciliation to consolidated net loss:

	Three months ended March 31,
(in thousands)	2025	2024
Revenue	$—	$—

Less:
Research and development, net of tax credits, excluding share-based compensation	4,547	3,168
General and administrative, excluding share-based compensation	4,430	3,043
Commercial, excluding share-based compensation	10,195	2,753
Share-based compensation expense	1,351	1,512
Interest income	(697)	(994)
Interest expense	935	872
Net loss	$(20,761)	$(10,354)

The measure of segment assets is reported on the balance sheet as total consolidated assets.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

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

For the three months ended March 31, 2025 and March 31, 2024, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 5, “Debt,” for details surrounding the fair value of the Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

CARDAMYSTTM (etripamil) nasal spray

We are currently focused on obtaining marketing approval of CARDAMYST for the treatment of paroxysmal supraventricular tachycardia, or “PSVT,” from the U.S. Food and Drug Administration, or “FDA.” In March 2025, we announced that we received a Complete Response Letter, or “CRL,” regarding our New Drug Application, or “NDA,” for CARDAMYST (etripamil) nasal spray for the treatment of PSVT. See “New Drug Application Status” below for a recent update on the NDA.

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

New Drug Application Status

In March 2025, we announced that we received a Complete Response Letter, or “CRL,” regarding our New Drug Application, or “NDA,” for CARDAMYST (etripamil) nasal spray for the treatment of PSVT. Within the CRL, the FDA did not raise any concerns regarding clinical safety or efficacy. The FDA highlighted two key Chemistry, Manufacturing and Controls, or “CMC,” issues to be addressed. The FDA requested that we submit additional information on nitrosamine impurities based on new draft guidance issued after the NDA submission. Secondly, the FDA stated that an inspection is required at a facility listed in the NDA, to ensure it is in compliance with Current Good Manufacturing Practices. The facility mentioned previously performed a portion of the testing required to release etripamil final product, but changed ownership during the review of the NDA. We have requested a Type A meeting with the FDA to discuss the issues raised in the CRL. If approved, we believe that CARDAMYST will be the first and only self-administered therapy for the rapid termination of episodes of SVT wherever and whenever they occur.

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

During 2024, we met with the FDA on the ReVeRA study, during which the FDA confirmed its guidance from our Pre-IND meeting (2023) regarding the availability of a supplemental new drug application, or “sNDA,” pathway for the marketing approval for etripamil for the indication of AFib-RVR. The sNDA pathway potentially permits a single pivotal efficacy study to be sufficient for filing for marketing approval if etripamil is already approved for PSVT. FDA further concurred with respect to key proposed study elements including powering, inclusion criteria, patient population, and statistical analyses, and offered clarification with respect to the endpoints to guide the design of the Phase 3 study. In our mid-2023 Pre-IND meeting, the FDA provided guidance that our primary endpoint can be the reduction of ventricular rate, and the primary analysis would be performed on the intent to treat, or “ITT,” population. In addition, the study would have to show statistical significance (p<0.05) on the key secondary endpoint of symptom relief as a patient benefit, also in the ITT population. The secondary endpoint could use a PRO measure, and the application of a seven-point anchored scale was discussed with the FDA. We have finalized the Phase 3 study protocol following FDA’s review and obtained concurrence with the FDA to proceed; however, we are delaying enrollment of the study due to the CRL received on the NDA for etripamil in PSVT.

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

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2025 and 2024, we recorded net losses of $20.8 million and $10.4 million, respectively. As of March 31, 2025, we had an accumulated deficit of $388.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $45.1 million of cash and cash equivalents and $10.9 million of short-term investments at March 31, 2025.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

●	seek marketing approvals for etripamil for the treatment of PSVT, AFib-RVR and other cardiovascular indications;
●

establish a sales, marketing, manufacturing and distribution capability, either directly or indirectly through third parties, to commercialize etripamil or any future product candidate for which we may obtain marketing approval;

● ●

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

The Macroeconomic Climate

Inflation rates may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, changes to interest rates and overhead costs may adversely affect our operating results. Interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, geopolitical events such as the Russia-Ukraine war and unrest and/or further escalation in Israel and Gaza, banking instabilities, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalations of trade tensions, and other U.S. geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date. We would only expect to generate revenues from product sales if the FDA approves the NDA.

We record license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and, such agreement, the “Ji Xing License Agreement”). During the three months ended March 31, 2025 and 2024, no milestones were achieved and no revenue was recorded under this agreement.

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

We expect to continue to incur expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Interest Income

Interest income primarily consists of interest income from our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense primarily consists of contractual debt interest expense and the amortization of debt costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations and changes:

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change

Revenue	$—	$—	$—	100.0%

Operating expenses
Research and development, net of tax credits	4,978	3,639	1,339	36.8%
General and administrative	5,167	3,953	1,214	30.7%
Commercial	10,378	2,884	7,494	259.9%
Total operating expenses	20,523	10,476	10,047	95.9%
Loss from operations	(20,523)	(10,476)	(10,047)	95.9%
Interest income	697	994	(297)	(29.9)%
Interest expense	(935)	(872)	(63)	7.2%
Net loss	(20,761)	(10,354)	(10,407)	100.5%

Revenue

We recorded no revenue for the three months ended March 31, 2025 and 2024.

Research and Development Expenses, Net of Tax Credits

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Clinical	$1,749	$1,894	$(145)	(7.7)%
Drug manufacturing and formulation	1,966	820	1,146	139.8%
Regulatory and other costs	1,356	993	363	36.6%
Less: R&D tax credits	(93)	(68)	(25)	36.8%
Total R&D expenses	$4,978	$3,639	$1,339	36.8%

Research and development expenses, net of tax credits, increased by $1.3 million, or 36.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to higher consulting costs in drug manufacturing and regulatory costs. These higher consulting costs were partially offset by lower personnel related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses increased by $1.2 million, or 30.7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was driven primarily by an increase in outside service costs, partially offset by a decrease in personnel costs.

Commercial

Commercial expenses increased by $7.5 million, or 259.9%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase is a result of additional personnel costs, professional costs and other operational expenses related to preparation for the launch of CARDAMYST. However, as a result of the CRL, Milestone has temporarily paused the ramping up of operational expenditures related to launch. Milestone continues to maintain the capability of launching quickly following the approval of CARDAMYST by the FDA.

If the FDA approves the NDA, we anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States.

Interest Income

Interest income was $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income was due to decreasing interest rates and less assets invested in 2025 when compared to 2024.

Interest Expense

Interest expense remained consistent for the three months ended March 31, 2025 compared to the same period in 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $56.0 million and an accumulated deficit of $388.3 million.

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

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “ATM Program,” under which the Company could issue and sell its common shares having an aggregate offering price of up to $50.0 million through Jefferies LLC, or “Jefferies,” as its sales. On March 18, 2025, we entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement,” with Jefferies. The Amended Agreement amends and restates, in its entirety, the Original Sale Agreement. Under the Amended Agreement, the Company may issue and sell its common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the approximately $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” The ATM Shares will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283162). We previously issued 361,236 common shares under the Original Sale Agreement, resulting in net proceeds of approximately $2.6 million (net of issuance costs of approximately $0.1 million). No common shares were sold under the Original Sale Agreement or the Amended Agreement during the three months ended March 31, 2025.

We expect that our operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this 10-Q for the quarter ending March 31, 2025 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

On March 27, 2023, we entered into a purchase and sale agreement, as amended, or the “Royalty Purchase Agreement.” Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following FDA approval of etripamil (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest,” on the annual net product sales of etripamil in the United States. This represents a contingent future source of funding, in order for the Company to receive the $75 million, the closing conditions specified in the Royalty Purchase Agreement, which includes the Company receiving marketing approval from the FDA on or prior to September 30, 2025, must be met.

Funding Requirements

We use our cash primarily to fund research and development and pre-commercial expenditures. We expect our research and development expenses to continue commensurate with the development and commercialization of etripamil. We expect to continue to incur operating losses for the foreseeable future as we continue the clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize etripamil or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned clinical trials, remediation efforts related to the CRL, and other development activities of etripamil in PSVT, AFib-RVR and in other cardiovascular indications;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing and outcome of regulatory review of etripamil and any future product candidates, including the costs and timing to resubmit the NDA as a result of the CRL;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for etripamil and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(13,952)	$(8,934)	(5,018)	56.2%
Investing activities	33,583	(27,014)	60,597	(224.3)%
Financing activities	140	32,319	(32,179)	(99.6)%
Net increase (decrease) in cash and cash equivalents during the period	$19,771	$(3,629)	23,400

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $14.0 million, which consisted primarily of a net loss of $20.8, offset by a net cash increase of $4.6 million related to the change in assets and liabilities, non-cash charges of $1.4 million related to share-based compensation, and non-cash interest charges of $0.9 million related to the 2029 convertible note.

Net cash used in operating activities during the three months ended March 31, 2024 was $8.9 million, which consisted primarily of a net loss of $10.4 million and a net cash decrease of $0.9 million related to the change in assets and liabilities. These decreases were offset by non-cash charges of $1.5 million related to share-based compensation and non-cash interest charges of $0.8 million related to the 2029 convertible note.

Investing Activities

In the three months ended March 31, 2025, we acquired $0.9 million of short-term investments, and we redeemed $34.5 million in short-term investments. In the three months ended March 31, 2024 we acquired $52.5 million of short-term investments, and we redeemed $25.5 million in short-term investments.

Financing Activities

In the three months ending March 31, 2025, our financing activities provided cash proceeds of $0.1 million. These proceeds were primarily a result of common shares issued pursuant to the Company’s ESPP plan.

In the three months ended March 31, 2024, our financing activities provided cash proceeds of $32.3 million. These proceeds were primarily a result of the $32.2 million received from the issuance of common shares and pre-funded warrants, net of $2.3 million in issuance costs paid under the Underwriting Agreement.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $56.0 million as of March 31, 2025, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On March 31, 2025, our net monetary exposure denominated in Canadian dollars was $3.6 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 13, 2025.

Risks Related to Our Financial Position and Capital Needs

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Our etripamil product candidate is manufactured in the United States. However, several of our suppliers for etripamil are currently located outside of the United States, including the active pharmaceutical ingredients, or “APIs,” which are manufactured in China. However, our etripamil product candidate is manufactured in the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

On May 15, 2021, we entered into a license and collaboration agreement, or the “License Agreement,” with Corxel, which is an entity affiliated with RTW Investments, LP. Under the License Agreement, the Company granted Corxel exclusive development and commercialization rights to any pharmaceutical product that uses a device to deliver etripamil by nasal spray for all prophylactic and therapeutic uses in humans in the following territories: People’s Republic of China, including mainland China, Hong Kong, Macau, and Taiwan.

Current or future tariffs could result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs could increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks, including with regard to the License Agreement. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We have invested a significant portion of our time and financial resources in the development of etripamil. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize etripamil and any future product candidates in a timely manner. In March 2025, we announced that we received a CRL regarding our New Drug Application, or “NDA,” for CARDAMYST (etripamil) nasal spray for the treatment of PSVT. The CRL highlighted two key Chemistry, Manufacturing and Controls (CMC) issues to be addressed. The FDA requested that the company submit additional information on nitrosamine impurities based on new draft guidance issued after the NDA submission. Secondly, the FDA stated that an inspection is required at a facility listed in the NDA, to ensure it is in compliance with Current Good Manufacturing Practices. There can be no assurance that we will be able to satisfactorily address the FDA’s concerns regarding nitrosamine impurities or that the manufacturing facility will be able to pass FDA inspection if we resubmit our NDA in response to the CRL. Our financial condition will be materially adversely impacted by delay or inability to obtain approval of our CARDAMYST NDA.

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

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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
10.1

Amended and Restated Open Market Sale AgreementSM dated March 18, 2025, by and between Milestone Pharmaceuticals Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on March 18, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: May 14, 2025	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)