Form 10-Q
period 2025-06-30
Milestone Pharmaceuticals Inc.
filed 2025-08-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 84,994,261 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	the initiation, timing, progress and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trials of etripamil for the treatment of paroxysmal supraventricular tachycardia, our Phase 2 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China, Hong Kong, Macau and Taiwan through our license agreement with Corxel Pharmaceuticals, or “Corxel,” formerly Ji Xing Pharmaceuticals Limited, JIXING;
●	our plans to develop and commercialize etripamil and any future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business, etripamil and any future product candidates;

●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry;
●	the effects of international trade policies, including tariffs, sanctions and trade barriers; and

●	other factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	June 30, 2025	December 31, 2024
Assets

Current assets
Cash and cash equivalents	$42,499	$25,314
Short-term investments	918	44,381
Research and development tax credits receivable	1,079	901
Prepaid expenses	748	1,840
Other receivables	924	1,490
Total current assets	46,168	73,926
Operating lease right-of-use assets	1,090	1,376
Property and equipment	159	197
Total assets	$47,417	$75,499

Liabilities, and Shareholders' (Deficit) Equity

Current liabilities
Accounts payable and accrued liabilities	$8,768	$7,555
Operating lease liabilities	515	571
Total current liabilities	9,283	8,126
Operating lease liabilities, net of current portion	641	874
Senior secured convertible notes	55,238	53,352
Total liabilities	65,162	62,352

Shareholders’ (Deficit) Equity
Common shares, no par value, unlimited shares authorized, 53,494,261 shares issued and outstanding as of June 30, 2025, 53,353,984 shares issued and outstanding as of December 31, 2024	288,263	288,048
Pre-funded warrants - 12,910,590 issued and outstanding as of June 30, 2025 and 12,910,590 as of December 31, 2024	53,076	53,076
Additional paid-in capital	42,188	39,568
Accumulated deficit	(401,272)	(367,545)

Total shareholders’ (deficit) equity	(17,745)	13,147

Total liabilities and shareholders’ equity	$47,417	$75,499

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses
Research and development, net of tax credits	3,669	2,815	8,647	6,454
General and administrative	3,759	5,046	8,926	8,999
Commercial	5,103	1,801	15,481	4,685

Loss from operations	(12,531)	(9,662)	(33,054)	(20,138)

Interest income	516	1,186	1,213	2,180
Interest expense	(951)	(887)	(1,886)	(1,759)

Net loss and comprehensive loss	$(12,966)	$(9,363)	$(33,727)	$(19,717)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	66,380,118	66,165,461	66,333,024	58,160,286

Net loss per share, basic and diluted	$(0.20)	$(0.14)	$(0.51)	$(0.34)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of March 31, 2024	53,245,165	$287,879	12,910,590	$53,076	$35,346	$(336,380)	$39,921
Transactions in three-month period ended June 30, 2024
Net loss	—	—	—	—	—	(9,363)	(9,363)
Exercise of stock options	24,400	53	—	—	(24)	—	29
Share-based compensation	—	—	—	—	1,391	—	1,391
Employee stock purchase plan purchases	—	—	—	—	—	—	—
Balance as of June 30, 2024	53,269,565	$287,932	12,910,590	$53,076	$36,713	$(345,743)	$31,978

Balance as of March 31, 2025	53,464,273	$288,188	12,910,590	$53,076	$40,919	$(388,306)	$(6,123)
Transactions in three-month period ended June 30, 2025
Net loss	—	—	—	—	—	(12,966)	(12,966)
Exercise of stock options	29,988	75	—	—	(39)	—	36
Share-based compensation	—	—	—	—	1,308	—	1,308
Balance as of June 30, 2025	53,494,261	$288,263	12,910,590	$53,076	$42,188	$(401,272)	$(17,745)

Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions in six-month period ended June 30, 2024
Net loss	—	—	—	—	—	(19,717)	(19,717)
Exercise of stock options	24,400	53	—	—	(24)	—	29
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	2,903	—	2,903
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	95,387	117	—	—	—	—	117
Balance as of June 30, 2024	53,269,565	$287,932	12,910,590	$53,076	$36,713	$(345,743)	$31,978

Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147
Transactions in six-month period ended June 30, 2025
Net loss	—	—	—	—	—	(33,727)	(33,727)
Exercise of stock options	29,988	75	—	—	(39)	—	36
Share-based compensation	—	—	—	—	2,659	—	2,659
Employee stock purchase plan purchases	110,289	140	—	—	—	—	140
Balance as of June 30, 2025	53,494,261	$288,263	12,910,590	$53,076	$42,188	$(401,272)	$(17,745)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Six months ended June 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(33,727)	$(19,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	55	54
Amortization of debt costs	208	178
Accretion of investment discount	(81)	(223)
Non-cash interest expense related to debt	1,678	1,581
Share-based compensation expense	2,659	2,903
Loss on disposals of property and equipment	—	8
Changes in operating assets and liabilities:
Other receivables	566	1,591
Research and development tax credits receivable	(178)	(133)
Prepaid expenses	1,092	1,465
Operating lease assets and liabilities	(3)	(14)
Accounts payable and accrued liabilities	1,213	(2,680)

Net cash used in operating activities	(26,518)	(14,987)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(17)	(7)
Acquisition of short-term investments	(922)	(69,825)
Redemption of short-term investments	44,466	52,300

Net cash provided by (used in) investing activities	43,527	(17,532)

Cash provided by financing activities
Proceeds from exercise of options	36	29
Proceeds from issuance of common shares, net of issuance costs	—	27,258
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	4,617
Proceeds from employee stock purchase plan	140	117

Cash provided by financing activities	176	32,021

Net increase (decrease) in cash and cash equivalents	17,185	(498)

Cash and cash equivalents – Beginning of period	25,314	13,760

Cash and cash equivalents – End of period	$42,499	$13,262

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its condensed consolidated balance sheet as of June 30, 2025, and its condensed consolidated statements of loss and shareholders’ (deficit) equity for the three and six months ended June 30, 2025 and 2024, and its condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited annual consolidated financial statements, but does not contain all the footnote disclosures required by accounting principles generally accepted in the United States of America.

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

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

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

d) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or “ASU 2023-09.” The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating this guidance for impacts on its annual income tax disclosures.

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

e) Sources of Liquidity and Funding Requirements

The Company incurred operating losses, has a shareholders’ deficit of $17.7 million as of June 30, 2025, has experienced negative operating cash flows since its inception, and anticipates continuing to incur losses for the next several years. As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $43.4 million and an accumulated deficit of $401.3 million. As a result of the Complete Response Letter, or the “CRL,” received in March 2025 from the Food and Drug Administration, the Company temporarily paused the ramping up of operational expenditures related to launching etripamil and is monitoring its cash flows. Management has evaluated the Company’s operating plan and future

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

cash flow requirements against its existing cash and cash equivalents and short-term investments, with the inclusion of the net proceeds from the July 11, 2025 offering disclosed in Note 14, and expects it will be able to support its operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

3     Revenues

The Company recorded no revenue for the three and six months ended June 30, 2025 and 2024, respectively. We earn license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing,” and such agreement, the “Ji Xing License Agreement”). During the three and six months ended June 30, 2025 and 2024, no milestones were achieved under this agreement. For details on the arrangement with Corxel, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2024, filed on Form 10-K.

4     Short-term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates and U.S. treasury bills with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

As of June 30, 2025, $0.9 million in short-term investments were pledged as collateral for a letter of credit.

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

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of June 30, 2025, the estimated fair value of the Convertible Notes was approximately $57.2 million based on level 2 inputs.

The net carrying amount of the Convertible Note were as follows:

	June 30, 2025	December 31, 2024
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	7,198	5,520
Unamortized debt discount	(423)	(468)
Unamortized debt issuance costs	(1,537)	(1,700)
Total	$55,238	$53,352

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$845	$796	$1,678	$1,581
Amortization of debt discount	23	20	45	38
Amortization of debt issuance costs	83	71	163	140
Total interest expense	$951	$887	$1,886	$1,759

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2025	December 31, 2024

Trade accounts payable	$2,928	$1,932
Accrued compensation and benefits payable	2,032	2,501
Accrued research and development liabilities	660	631
Accrued commercial liabilities	2,778	1,935
Accrued legal liabilities	127	76
Other accrued liabilities	243	480
Total	$8,768	$7,555

7     Shareholders’ (Deficit) Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 53,494,261 shares were issued and outstanding as of June 30, 2025.

As of June 30, 2025, there were 2,332,305 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 1,926,280 are available for future purchases.

On February 28, 2024, we entered into an underwriting agreement related to an underwritten public offering of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 common shares at a public offering price of $1.499 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the agreement, we granted the underwriters party thereto an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in this offering, which was exercised by such underwriters in full on February 29, 2024.

8     Share-Based Compensation

Stock Options

Under the Company’s 2019 Equity Incentive Plan, or the “2019 Plan,” and the Company’s Stock Option Plan, or the “2011 Plan,” unless otherwise decided by the Board of Directors, options vest and are exercisable as follows: 25% vest and are

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

On January 1, 2025, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 2,134,159 common shares. Further, on June 10, 2025, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by an additional 4,000,000 shares, which was approved during the Annual General Meeting of Shareholders. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of June 30, 2025, there were 15,656,429 common shares available for issuance under the 2019 Plan, of which 4,658,000 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan,” through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. As of June 30, 2025, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 334,917 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of and for the six-month period ending June 30 were as follows:

	2025
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,632,485	1,632,485	$2.11
Outstanding at beginning of period - 2019 Plan	7,604,606	—	—	7,604,606	4.97
Outstanding at beginning of period - Inducement Plan	—	496,000	—	496,000	5.99
Granted - 2019 Plan	1,511,400	—	—	1,511,400	1.96
Granted - Inducement Plan	—	244,000	—	244,000	2.01
Exercised - 2011 Plan	—	—	(29,988)	(29,988)	1.12
Forfeited - Inducement Plan	—	(74,917)	—	(74,917)	2.32
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	2.19
Outstanding at end of period	9,014,490	665,083	1,602,497	11,282,070	$4.18
Outstanding at end of period - Weighted average exercise price	$4.49	$4.94	$2.12
Exercisable at end of period	6,162,757	381,291	1,602,497	8,146,545	$4.78
Exercisable at end of period - Weighted average exercise price	$5.38	$6.20	$2.12

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of period - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of period - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	45,000	—	—	45,000	1.45
Exercised - 2011 Plan	—	—	(24,400)	(24,400)	1.19
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(68,238)	—	—	(68,238)	7.42
Expired - 2011 Plan	—	—	(10,336)	(10,336)	4.30
Expired - Inducement Plan	—	(30,750)	—	(30,750)	6.22
Outstanding at end of period	5,997,606	496,000	1,659,497	8,153,103	$5.10
Outstanding at end of period - Weighted average exercise price	$5.86	$5.99	$2.09
Exercisable at end of period	4,093,894	246,458	1,659,497	5,999,849	$5.22
Exercisable at end of period - Weighted average exercise price	$6.42	$6.45	$2.09

The weighted average remaining contractual life was 6.7 and 6.7 years for outstanding options as of June 30, 2025 and 2024, respectively. The weighted average remaining contractual life was 5.8 and 6.1 years for vested options, as of June 30, 2025 and 2024, respectively.

There was $5.5 million and $7.2 million of total unrecognized compensation cost related to non-vested share options as of June 30, 2025 and 2024, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 1.9 years and 1.8 years as of June 30, 2025 and 2024, respectively.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

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

The non-vested options as of and for the six-month period ending June 30 were as follows:

	2025
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,754,054	—	—	2,754,054	2.33
Non-vested share options at beginning of period - Inducement Plan	—	176,709	—	176,709	4.19
Granted - 2019 Plan	1,511,400	—	—	1,511,400	1.62
Granted - Inducement Plan	—	244,000	—	244,000	1.62
Vested, outstanding - 2019 Plan	(1,312,205)	—	—	(1,312,205)	2.16
Vested, outstanding - Inducement Plan	—	(62,000)	—	(62,000)	4.53
Forfeited - Inducement Plan	—	(74,917)	—	(74,917)	1.82
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	1.76
Non-vested share options at end of period	2,851,733	283,792	—	3,135,525	$2.10
Non-vested share options at end of period - Weighted average fair value	$2.06	$2.53	$—

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	3,178,475	—	—	3,178,475	3.64
Non-vested share options at beginning of period - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	45,000	—	—	45,000	1.12
Vested, outstanding - 2019 Plan	(933,710)	—	—	(933,710)	3.65
Vested, outstanding - Inducement Plan	—	(55,375)	—	(55,375)	4.86
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of period	1,903,712	249,542	—	2,153,254	$3.67
Non-vested share options at end of period - Weighted average fair value	$3.60	$4.19	$—

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Exercise price	$1.75	$—	$1.97	$1.45
Share price	$1.75	$—	$1.97	$1.45
Volatility	131%	—%	106%	91%
Risk-free interest rate	4.06%	—%	4.33%	4.26%
Expected life	5.27 years	—	5.93 years	6.08 years
Dividend	0%	—%	0%	0%

Expected volatility is determined using the Company’s historical volatility. Prior to establishing sufficient historical volatility, the Company used comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair value for options granted during the six months ended June 30, 2025 and 2024 was $2.7 million and $1.3 million, respectively.

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

The vesting of the performance-based stock options is conditional upon the U.S. Food and Drug Administration, or “FDA,” approval of etripamil. Subject to the option-holder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three or six months ended June 30, 2025, as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded was $1.38 per option. No performance stock options were awarded for the three or six months ended June 30, 2025.

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

On January 1, 2025, the number of common shares reserved for issuance under the ESPP automatically increased by 533,539 shares. As of June 30, 2025, the Company has 2,332,305 common shares available for issuance under the ESPP, of which 406,025 shares of common stock have been issued. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these PSUs.

The number of PSUs granted represents the total number of common shares that may be earned. However, the actual number of shares earned will be based on the satisfaction of the performance criteria. Upon satisfaction of the performance

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

criteria, 100% of the earned shares will vest. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The weighted average grant date fair value of the PSUs granted was $1.74 per share. The Company did not record any expense related to the PSUs during the three and six months ended June 30, 2025, as the performance conditions were not deemed probable of being met. Further, no additional performance stock units were awarded for the three or six months ended June 30, 2025.

Restricted Stock Units

Pursuant to the 2019 Plan, the Company issues restricted stock units, or “RSUs,” to employees which vest based on a service criteria. When vested, the RSUs represent the right to be issued a number of shares of the Company’s common stock equal to the number of RSUs granted. The grant date fair value for RSUs is based on the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no RSUs and 988,850 RSUs for the three and six months ended June 30, 2025, respectively. The weighted average grant date fair value for the RSUs issued during the six months ended June 30, 2025, was $2.02 per share. No RSUs were issued for the three or six months ended June 30, 2024.

The total unrecognized compensation cost related to the non-vested RSUs as of June 30, 2025 was $1.8 million and will be recognized over a weighted average period of approximately 3.6 years.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Administration	$723	$743	$1,461	$1,653
Research and development	367	451	797	923
Commercial activities	218	197	401	327
Total	$1,308	$1,391	$2,659	$2,903

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

	2025	2024
Stock options, PSUs and RSUs	13,194,920	10,001,103

Amounts above reflect the common share equivalents of the noted instruments.

10	Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or, as amended, the “Royalty Purchase Agreement,” with RTW.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Pursuant to the Royalty Purchase Agreement, as amended in July 2025 as described further in Note 14, RTW has agreed to purchase, following the FDA approval of etripamil on or prior to December 31, 2025 (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest,” on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty,” of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these interim financial statements.

11 Other Receivables

Other receivables comprised of the following:

	June 30, 2025	December 31, 2024
Interest receivable	$113	$604
Sales tax receivable	142	210
Clinical receivable	668	674
Other current receivable	1	2
	$924	$1,490

12 Segment Reporting

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions while focusing on the development and commercialization of innovative cardiovascular medicines. These operations, which are reported on a consolidated basis, are focused on a single product. The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker, or “CODM,” assesses performance of the Company’s single operating segment based on consolidated net loss. Net loss is used by the CODM to evaluate budget to actual analytics, which are used to monitor the single segment spend and confirm the Company is meeting established budgetary goals. The CODM is the principal officer group, which includes the Company’s chief executive officer and chief financial officer.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table presents information about the Company’s significant expenses, as provided to the Company’s CODM, and includes a reconciliation to consolidated net loss:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$—	$—	$—

Less:
Research and development, net of tax credits, excluding share-based compensation	3,302	2,364	7,850	5,531
General and administrative, excluding share-based compensation	3,036	4,303	7,465	7,346
Commercial, excluding share-based compensation	4,885	1,604	15,080	4,358
Share-based compensation expense	1,308	1,391	2,659	2,903
Interest income	(516)	(1,186)	(1,213)	(2,180)
Interest expense	951	887	1,886	1,759
Net loss	$(12,966)	$(9,363)	$(33,727)	$(19,717)

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

For the three and six months ended June 30, 2025 and 2024, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 5, “Debt,” for disclosure of the fair value of the Convertible Notes.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

14 Subsequent Events

Underwritten Public Equity Offering

On July 11, 2025, the Company entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “Offering,” of (i) 31,500,000 of the Company’s common shares, without par value, accompanying Series A common warrants, or the “Series A Common Warrants,” to purchase an aggregate of 31,500,000 common shares and accompanying Series B common warrants, or the “Series B Common Warrants,” to purchase an aggregate of 31,500,000 common shares, at a combined public offering price of $1.50 per share and accompanying Series A Common Warrant and Series B Common Warrant and (ii) in lieu of common shares to certain investors that so choose, pre-funded warrants to purchase 3,502,335 common shares, or the “2025 Pre-Funded Warrants” and, together with the Series A Common Warrants and the Series B Common Warrants, the “Warrants,” accompanying Series A Common Warrants to purchase an aggregate of 3,502,335 common shares and accompanying Series B Common Warrants to purchase an aggregate of 3,502,335 common shares, at a combined public offering price of $1.499 per Pre-Funded Warrant and accompanying Series A Common Warrant and Series B Common Warrant, which represented the combined public offering price for the Shares and accompanying common warrants less the $0.001 per share exercise price for each such Pre-Funded Warrant. All of the Securities sold in the Offering were sold by the Company.

Each Series A Common Warrant entitles the holder thereof to purchase one common share at an exercise price equal to $1.50 per share (or $1.499 per Pre-Funded Warrant), is immediately exercisable and will expire on July 14, 2026. Each Series B Common Warrant entitles the holder thereof to purchase one common share at an exercise price equal to $1.875 per share (or $1.874 per Pre-Funded Warrant), is immediately exercisable and will expire on July 14, 2030. In addition, for so long as the volume weighted-average price of the Company’s common shares on each of the preceding 10 consecutive trading days is at least $3.50, the Company may force the exercise of the Series B Common Warrants, in whole or in part, in cash, by delivering a notice of mandatory exercise to the holders. In the event that the Company forces the exercise of the Series B Common Warrants, to the extent that the holder would own more than 9.99% (or, upon election by the holder prior to the issuance of the applicable Warrant, 4.99%) of the Company’s outstanding common shares immediately after exercise, or the “Beneficial Ownership Limitation,” which percentage may be increased or decreased to any other percentage specified not in excess of 19.99% at the holder's election upon 61 days’ notice to the Company subject to the terms of the Warrants, the holder would receive a Pre-Funded Warrant for those number of common shares underlying such Series B Common Warrant which would cause the holder to otherwise exceed the Beneficial Ownership Limitation.

The net proceeds to the Company from the Offering were approximately $48.7 million after deducting underwriting commissions and estimated offering expenses payable by the Company.

Amendment to Royalty Agreement

On July 10, 2025, the Company entered into an amendment, or the “RTW Amendment,” to the Royalty Purchase Agreement. Pursuant to the RTW Amendment, the marketing approval deadline for etripamil has been extended from September 30, 2025 to December 31, 2025.

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

CARDAMYSTTM (etripamil) nasal spray

We are currently focused on obtaining marketing approval of CARDAMYST for the treatment of paroxysmal supraventricular tachycardia, or “PSVT,” from the U.S. Food and Drug Administration, or “FDA.” In March 2025, we announced that we received a Complete Response Letter, or “CRL,” regarding our New Drug Application, or “NDA,” for CARDAMYST (etripamil) nasal spray for the treatment of PSVT. On June 13, 2025, we submitted our response to the FDA’s CRL, which was accepted. With the acceptance the FDA issued a Prescription Drug User Fee Act, or “PDUFA,” target date of December 13, 2025. See “New Drug Application Status” below for additional details surrounding the status of the NDA.

We are also developing etripamil nasal spray for a subsequent indication to treat patients with AFib-RVR. Similar to our approach for PSVT, we believe that etripamil has the potential to help the person experiencing a symptomatic episode of AFib-RVR to self-treat themselves and to conveniently, reliably, and quickly, reduce their elevated heart rate, with the goal of reducing the need for emergency department utilization. We completed a successful Phase 2 study in patients presenting urgently with AFib-RVR, i.e., to an emergency department. We publicly presented these positive Phase 2 data in November 2023, which demonstrated that patients receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo, with safety and tolerability findings generally consistent with those observed in our PSVT program. These data support the continued development of etripamil, self-administered in the medically unmonitored setting, for the treatment of AFib-RVR. Following dialogue with FDA, we have finalized a Phase 3, potentially registrational study.

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

We believe that PSVT is a large and under-recognized market which we estimate affects more than two million Americans. From this diagnosed population, we define the immediate target addressable market for CARDAMYST as approximately 60% of patients who are actively managed by clinical cardiologists, interventional cardiologists and electrophysiologists. The remaining patients with PSVT can become addressable over time, as they are inconsistently managed (cycling in and out of the healthcare system) and/or being managed less frequently by primary care healthcare providers. Furthermore, PSVT is expected to increase in diagnosed prevalence in coming years as wearable electrocardiogram, or “ECG,” technology (e.g., smartphone, watches) becomes both more adept at diagnosing PSVT and more widely used by patients and clinical practitioners, in turn shortening the time to diagnosis.

Following the release of data from the RAPID clinical study in market research, cardiologists reported a willingness to prescribe CARDAMYST to approximately 50% of the patients with PSVT in their care, which suggests approximately 500,000 to 800,000 patients can potentially be treated with CARDAMYST in peak years of utilization. Additionally, we believe that this cardiology-identified group of patients may use CARDAMYST to treat a median of three to five episodes per year, based on the projected number of self-reported longer and more intense episodes experienced by patients, as well as the patient utilization experience in our Phase 3 clinical trials. This implies a peak demand potential in the United States for CARDAMYST of 2.5 million to 4 million episodes treated per year.

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

New Drug Application Status

In March 2025, we announced that we received a CRL regarding our NDA for CARDAMYST (etripamil) nasal spray for the treatment of PSVT. Within the CRL, the FDA did not raise any concerns regarding clinical safety or efficacy. The FDA highlighted two key Chemistry, Manufacturing and Controls, or “CMC,” issues to be addressed. The FDA requested that we submit additional information on nitrosamine impurities based on new draft guidance issued after the NDA submission. Secondly, the FDA stated that an inspection is required at a facility listed in the NDA, to ensure it is in compliance with Current Good Manufacturing Practices. The facility mentioned previously performed a portion of the testing required to release etripamil final product, but changed ownership during the review of the NDA. On June 13, 2025, we submitted our response to the FDA’s CRL regarding the NDA for CARDAMYST (etripamil) nasal spray. Further, on July 11, 2025, we announced that the FDA accepted for review our response to issues raised in the CRL. The FDA has assigned a new PDUFA target date of December 13, 2025.

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

In September 2024, our licensing partner, Corxel (formerly Ji Xing Pharmaceuticals Limited, JIXING), a clinical-stage biopharmaceutical company, announced positive topline data from the Phase 3 (JX02002) clinical trial of etripamil nasal spray in patients with PSVT in China.

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

Operations Overview

Since the commencement of our operations in 2003, we have devoted substantially all our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently, preparing for commercialization. We operate our business using a significant outsourcing model. As such, our team is composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the form of vendors and consultants to enable execution of our operational plans. We do not currently have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the three months ended June 30, 2025 and 2024, we recorded net losses of $13.0 million and $9.4 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded net losses of $33.7 million and $19.7 million, respectively. As of June 30, 2025, we had an accumulated deficit of $401.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $42.5 million of cash and cash equivalents and $0.9 million of short-term investments at June 30, 2025.

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

Recent Developments

CRL Response Acceptance

On July 11, 2025, we announced that the FDA accepted for review our response to issues raised in the CRL for CARDAMYST™ (etripamil) nasal spray, an investigational, novel therapy for the treatment of patients with paroxysmal supraventricular tachycardia. In conjunction with the acceptance, the FDA has assigned a new PDUFA target action date of December 13, 2025.

Royalty Purchase Agreement Amendment

Concurrent with the FDA acceptance, we also announced the extension of our $75.0 million purchase and sale agreement, or the “Royalty Purchase Agreement,” with existing shareholder, RTW Investments, LP and certain of its affiliates, or “RTW,” until December 31, 2025. The proceeds from the Royalty Purchase Agreement are expected to aid a successful planned launch of CARDAMYST in PSVT following expected FDA approval and satisfaction of other customary closing conditions. See Notes 10 and 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Underwritten Public Offering

On July 11, 2025, we entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “Offering,” of (i) 31,500,000 of our common shares, without par value, accompanying Series A common warrants, or the “Series A Common Warrants,” to purchase an aggregate of 31,500,000 common shares and accompanying Series B common warrants, or the “Series B Common Warrants,” to purchase an aggregate of 31,500,000 common shares, at a combined public offering price of $1.50 per share and accompanying Series A Common Warrant and Series B Common Warrant and (ii) in lieu of common shares to certain investors that so choose, pre-funded warrants or the “2025 Pre-Funded Warrants” and, together with the Series A Common Warrants and the Series B Common Warrants, the “Warrants,” to purchase 3,502,335 common shares, accompanying Series A Common Warrants to purchase an aggregate of 3,502,335 common shares and accompanying Series B Common Warrants to purchase an aggregate of 3,502,335 common shares, at a combined public offering price of $1.499 per Pre-Funded Warrant and accompanying Series A Common Warrant and Series B Common Warrant, which represented the combined public offering price for the Shares and accompanying common warrants less the $0.001 per share exercise price for each such Pre-Funded Warrant.

Each Series A Common Warrant entitles the holder thereof to purchase one common share at an exercise price equal to $1.50 per share (or $1.499 per Pre-Funded Warrant), is immediately exercisable and will expire on July 14, 2026. Each Series B Common Warrant entitles the holder thereof to purchase one common share at an exercise price equal to $1.875 per share (or $1.874 per Pre-Funded Warrant), is immediately exercisable and will expire on July 14, 2030. In addition, for so long as the volume weighted-average price of our common shares on each of the preceding 10 consecutive trading days is at least $3.50, we may force the exercise of the Series B Common Warrants, in whole or in part, in cash, by delivering a notice of mandatory exercise to the holders. In the event that we force the exercise of the Series B Common Warrants, to the extent that the holder would own more than 9.99% (or, upon election by the holder prior to the issuance of the applicable Warrant, 4.99%) of the Company’s outstanding common shares immediately after exercise, or the “Beneficial Ownership Limitation,” which percentage may be increased or decreased to any other percentage specified not in excess of 19.99% at the holder's election upon 61 days’ notice to the Company subject to the terms of the Warrants, the holder would receive a Pre-Funded Warrant for those number of common shares underlying such Series B Common Warrant which would cause the holder to otherwise exceed the Beneficial Ownership Limitation. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

The net proceeds to the Company from the Offering were approximately $48.7 million after deducting underwriting commissions and estimated offering expenses payable by the Company.

The Macroeconomic Climate

Inflation rates may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, changes to interest rates and overhead costs may adversely affect our operating results. Interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, geopolitical events such as the Russia-Ukraine war and unrest and/or further escalation in Israel and Gaza, banking instabilities, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalations of trade tensions, and other U.S. geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date. We would only expect to generate revenues from product sales if the FDA approves the NDA.

We record license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and, such agreement, the “Ji Xing License Agreement”). During the three and six months ended June 30, 2025 and 2024, no milestones were achieved, and no revenue was recorded under this agreement.

Research and Development Expenses

Research and development expenses consist primarily of salaries and fees paid to external service providers and include personnel costs, including share-based compensation expense and other related compensation expenses. We expense research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations and changes:

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change

Revenue	$—	$—	$—	0.0%

Operating expenses
Research and development, net of tax credits	$3,669	$2,815	$854	30.3%
General and administrative	3,759	5,046	(1,287)	(25.5)%
Commercial	5,103	1,801	3,302	183.3%
Total operating expenses	12,531	9,662	2,869	29.7%
Loss from operations	(12,531)	(9,662)	(2,869)	29.7%
Interest income	516	1,186	(670)	(56.5)%
Interest expense	(951)	(887)	(64)	100.0%
Net loss	$(12,966)	$(9,363)	$(3,603)	38.5%

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change

Revenue	$—	$—	$—	0.0%

Operating expenses
Research and development, net of tax credits	$8,647	$6,454	$2,193	34.0%
General and administrative	8,926	8,999	(73)	(0.8)%
Commercial	15,481	4,685	10,796	230.4%
Total operating expenses	33,054	20,138	12,916	64.1%
Loss from operations	(33,054)	(20,138)	(12,916)	64.1%
Interest income	1,213	2,180	(967)	(44.4)%
Interest expense	(1,886)	(1,759)	(127)	7.2%
Net loss	$(33,727)	$(19,717)	$(14,010)	71.1%

Revenue

We recorded no revenue for the three or six months ended June 30, 2025 and 2024.

Research and Development Expenses, Net of Tax Credits

The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Clinical	$1,425	$1,564	$(139)	(8.9)%	$3,174	$3,458	$(284)	(8.2)%
Drug manufacturing and formulation	1,326	619	707	114.2%	3,292	1,439	1,853	128.8%
Regulatory and other costs	1,003	697	306	43.9%	2,359	1,690	669	39.6%
Less: R&D tax credits	(85)	(65)	(20)	30.8%	(178)	(133)	(45)	33.8%
Total R&D expenses	$3,669	$2,815	$854	30.3%	$8,647	$6,454	$2,193	34.0%

Research and development expenses, net of tax credits, increased by $0.9 million, or 30.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to higher consulting and outside service costs. These higher costs were partially offset by lower personnel-related costs.

Research and development expenses, net of tax credits, increased by $2.2 million, or 34.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to higher consulting and outside service costs. These higher costs were partially offset by lower personnel-related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses decreased by $1.3 million, or 25.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease in legal, professional fees and personnel costs.

General and administrative expenses remained consistent for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Commercial

Commercial expenses increased by $3.3 million, or 183.3%, for the three months ended June 30, 2025, compared to the same period in 2024. This increase is primarily a result of additional personnel costs, professional costs and other operational expenses related to preparation for the launch of CARDAMYST.

Commercial expenses increased by $10.8 million, or 230.4%, for the six months ended June 30, 2025, compared to the same period in 2024. This increase is primarily a result of additional personnel costs, professional costs and other operational expenses related to preparation for the launch of CARDAMYST.

As a result of the CRL, Milestone temporarily paused the ramping up of operational expenditures related to launch. During this period, Milestone has focused on compliantly engaging healthcare providers and payers in profiling and disease state discussions with the goal of optimizing the launch plan for CARDAMYST. Milestone continues to maintain the capability of launching quickly following the potential approval of CARDAMYST by the FDA.

If the FDA approves the NDA, we anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States.

Interest Income

Interest income was $0.5 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. Interest income was $1.2 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in interest income was due to decreasing interest rates and less assets invested in 2025 when compared to 2024.

Interest Expense

Interest expense remained consistent for the three and six months ended June 30, 2025, compared to the same periods in 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $43.4 million and an accumulated deficit of $401.3 million.

On February 28, 2024, we entered into an underwriting agreement related to an underwritten public offering of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 common shares, or the “2024 Pre-Funded Warrants,” at a public offering price of $1.499 per 2024 Pre-Funded Warrants. Each of the 2024 Pre-Funded Warrants has an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the agreement, we granted the underwriters party thereto an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in this offering, which was exercised by such underwriters in full on February 29, 2024.

The net proceeds to us from the February 2024 offering, including the proceeds from the exercise by the underwriters of their option to purchase the additional 3,000,000 common shares in full, was $31.9 million after deducting underwriting commissions and offering expenses payable by us.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “ATM Program,” under which the Company could issue and sell its common shares having an aggregate offering price of up to $50.0 million through Jefferies LLC, or “Jefferies,” as its sales. On March 18, 2025, we entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement,” with Jefferies. The Amended Agreement amends and restates, in its entirety, the Original Sale Agreement. Under the Amended Agreement, the Company may issue and sell its common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the approximately $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” The ATM Shares will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283162). We previously issued 361,236 common shares under the Original Sale Agreement, resulting in net proceeds of approximately $2.7 million (net of issuance costs of approximately $0.1 million). No common shares were sold under the Amended Agreement during the three and six months ended June 30, 2025.

We expect that our operating plan, existing cash and cash equivalents and short-term investments, including the proceeds from the July 11, 2025 offering discussed below, to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ending June 30, 2025 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Subsequent funding event

See “─Recent Developments─Underwritten Public Offering,” above.

Contingent future source of funding

On March 27, 2023, we entered into a purchase and sale agreement, as amended, or the “Royalty Purchase Agreement.” Pursuant to the Royalty Purchase Agreement, as amended in July 2025, as described further in “─Recent Developments─Royalty Purchase Agreement Amendment,” RTW has agreed to purchase, following the FDA approval of etripamil on or prior to December 31, 2025 (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest,” on the annual net product sales of etripamil in the United States.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(26,518)	$(14,987)	$(11,531)	76.9%
Investing activities	43,527	(17,532)	61,059	(348.3)%
Financing activities	176	32,021	(31,845)	(99.5)%
Net increase (decrease) in cash and cash equivalents during the period	$17,185	$(498)	$17,683

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $26.5 million, which consisted primarily of a net loss of $33.7 million, offset by a net cash increase of $2.7 million related to the change in assets and liabilities, non-cash charges of $2.7 million related to share-based compensation, and non-cash interest charges of $1.7 million related to the 2029 convertible notes.

Net cash used in operating activities during the six months ended June 30, 2024 was $15.0 million, which consisted primarily of a net loss of $19.7 million and a net cash increase of $0.2 million related to the change in assets and liabilities. These decreases were offset by non-cash charges of $2.9 million related to share-based compensation and non-cash interest charges of $1.6 million related to the convertible notes.

Investing Activities

In the six months ended June 30, 2025, we acquired $0.9 million of short-term investments, and we redeemed $44.5 million in short-term investments. In the six months ended June 30, 2024, we acquired $69.8 million of short-term investments, and we redeemed $52.3 million in short-term investments.

Financing Activities

In the six months ending June 30, 2025, our financing activities provided cash proceeds of $0.2 million. These proceeds were primarily a result of common shares issued pursuant to the Company’s ESPP plan and exercised options.

In the six months ended June 30, 2024, our financing activities provided cash proceeds of $32.0 million. These proceeds were primarily a result of the $31.9 million received from the issuance of common shares and pre-funded warrants, net of $2.6 million in issuance costs paid.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of June 30, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $43.4 million as of June 30, 2025, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On June 30, 2025, our net monetary exposure denominated in Canadian dollars was $2.1 million.

Our operating results and financial position are reported in U.S. dollars in our consolidated financial statements. The fluctuation of the Canadian dollar in relation to the U.S. dollar might, consequently, have an impact upon our loss and may also affect the value of our assets and the amount of shareholders’ (deficit) equity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have invested a significant portion of our time and financial resources in the development of etripamil. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize etripamil and any future product candidates in a timely manner. In March 2025, we announced that we received a CRL regarding our New Drug Application, or “NDA,” for CARDAMYST (etripamil) nasal spray for the treatment of PSVT. The CRL highlighted two key Chemistry, Manufacturing and Controls (CMC) issues to be addressed. The FDA requested that the company submit additional information on nitrosamine impurities based on new draft guidance issued after the NDA submission. Secondly, the FDA stated that an inspection is required at a facility listed in the NDA, to ensure it is in compliance with Current Good Manufacturing Practices. On June 13, 2025, we submitted our response to the FDA’s CRL regarding the NDA for CARDAMYST (etripamil) nasal spray, which was accepted. After review of our response package, there can be no assurance that the FDA will approve our NDA.

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

Risks Related to Regulatory Compliance

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been amendments, as well as executive, judicial and Congressional challenges, to certain aspects of the PPACA. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. On August 16, 2022, the Inflation Reduction Act of 2022, or “IRA,” was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the PPACA and our business.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the IRA, among other things (i) directs the Department of Human Health Services, or “HHS,” to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and covered under Medicare, or the “Medicare Drug Price Negotiation Program,” and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or “SIP”, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for etripamil or any future product candidates or additional pricing pressures.

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

We cannot predict the likelihood, nature or extent of health reform initiatives that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not achieve or sustain profitability.

Risks Related to Ownership of Our Common Shares

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

For example, legislation commonly referred to as the One Big Beautiful Bill Act, or the “OBBBA,” enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the “Code.” The Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or “R&E,” expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. It is possible that changes in or interpretations under the OBBBA, the Tax Cuts and Jobs Act, or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability.

We continue to evaluate the impact that these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain and one or more of these or similar measures could seriously harm our business. We urge you to consult with your legal and tax advisors with respect to these tax reforms and the potential tax consequences of investing in or holding our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

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
10.1

Milestone Pharmaceuticals Inc. 2019 Equity Incentive Plan, as Amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 12, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: August 12, 2025	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)