Form 10-Q
period 2025-09-30
Milestone Pharmaceuticals Inc.
filed 2025-11-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 85,169,344 common shares, no par value per share, outstanding.

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

In light of significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 13, 2025, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	September 30, 2025	December 31, 2024
Assets

Current assets
Cash and cash equivalents	$46,685	$25,314
Short-term investments	35,900	44,381
Research and development tax credits receivable	808	901
Prepaid expenses	2,577	1,840
Other receivables	700	1,490
Total current assets	86,670	73,926
Operating lease right-of-use assets	944	1,376
Property and equipment	136	197
Total assets	$87,750	$75,499

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$10,041	$7,555
Operating lease liabilities	483	571
Total current liabilities	10,524	8,126
Operating lease liabilities, net of current portion	519	874
Senior secured convertible notes	56,206	53,352
Total liabilities	67,249	62,352

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 85,169,344 shares issued and outstanding as of September 30, 2025, 53,353,984 shares issued and outstanding as of December 31, 2024	311,776	288,048
Pre-funded warrants - 16,412,925 issued and outstanding as of September 30, 2025 and 12,910,590 as of December 31, 2024	55,649	53,076
Additional paid-in capital	66,270	39,568
Accumulated deficit	(413,194)	(367,545)

Total shareholders’ equity	20,501	13,147

Total liabilities and shareholders’ equity	$87,750	$75,499

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses
Research and development, net of tax credits	3,940	3,963	12,587	10,417
General and administrative	3,263	3,742	12,189	12,741
Commercial	4,626	1,911	20,107	6,596

Loss from operations	(11,829)	(9,616)	(44,883)	(29,754)

Interest income	874	1,080	2,087	3,260
Interest expense	(967)	(903)	(2,853)	(2,662)

Net loss and comprehensive loss	$(11,922)	$(9,439)	$(45,649)	$(29,156)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	96,494,588	66,190,302	76,497,361	60,856,495

Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.60)	$(0.48)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of June 30, 2024	53,269,565	$287,932	12,910,590	$53,076	$36,713	$(345,743)	$31,978
Transactions in three-month period ended September 30, 2024
Net loss	—	—	—	—	—	(9,439)	(9,439)
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,399	—	1,399
Employee stock purchase plan purchases	58,343	74	—	—	—	—	74
Balance as of September 30, 2024	53,327,908	$288,006	12,910,590	$53,076	$38,112	$(355,182)	$24,012

Balance as of June 30, 2025	53,494,261	$288,263	12,910,590	$53,076	$42,188	$(401,272)	$(17,745)
Transactions in three-month period ended September 30, 2025
Net loss	—	—	—	—	—	(11,922)	(11,922)
Exercise of stock options	79,602	211	—	—	(88)	—	123
Pre-funded warrants, net of issuance costs	—	—	3,502,335	2,573	—	—	2,573
Share-based compensation	—	—	—	—	1,250	—	1,250
Issuance of common shares, net of issuance costs	31,500,000	23,143	—	—	—	—	23,143
Issuance of Series A common stock warrants, net of issuance costs	—	—	—	—	9,504	—	9,504
Issuance of Series B common stock warrants, net of issuance costs	—	—	—	—	13,416	—	13,416
Employee stock purchase plan purchases	95,481	159	—	—	—	—	159
Balance as of September 30, 2025	85,169,344	$311,776	16,412,925	$55,649	$66,270	$(413,194)	$20,501

Balance as of December 31, 2023	33,483,111	$260,504	9,577,257	$48,459	$33,834	$(326,026)	$16,771
Transactions in nine-month period ended September 30, 2024
Net loss	—	—	—	—	—	(29,156)	(29,156)
Exercise of stock options	24,400	53	—	—	(24)	—	29
Pre-funded warrants, net of issuance costs	—	—	3,333,333	4,617	—	—	4,617
Share-based compensation	—	—	—	—	4,302	—	4,302
Issuance of common shares, net of issuance costs	19,666,667	27,258	—	—	—	—	27,258
Employee stock purchase plan purchases	153,730	191	—	—	—	—	191
Balance as of September 30, 2024	53,327,908	$288,006	12,910,590	$53,076	$38,112	$(355,182)	$24,012

Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147
Transactions in nine-month period ended September 30, 2025
Net loss	—	—	—	—	—	(45,649)	(45,649)
Exercise of stock options	109,590	285	—	—	(127)	—	158
Pre-funded warrants, net of issuance costs	—	—	3,502,335	2,573	—	—	2,573
Share-based compensation	—	—	—	—	3,909	—	3,909
Issuance of common shares, net of issuance costs	31,500,000	23,143	—	—	—	—	23,143
Issuance of Series A common stock warrants, net of issuance costs	—	—	—	—	9,504	—	9,504
Issuance of Series B common stock warrants, net of issuance costs	—	—	—	—	13,416	—	13,416
Employee stock purchase plan purchases	205,770	300	—	—	—	—	300
Balance as of September 30, 2025	85,169,344	$311,776	16,412,925	$55,649	$66,270	$(413,194)	$20,501

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Nine months ended September 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(45,649)	$(29,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	80	79
Amortization of debt costs	317	273
Accretion of investment discount	(81)	(337)
Non-cash interest expense related to debt	2,537	2,389
Share-based compensation expense	3,909	4,302
Loss on disposals of property and equipment	—	8
Changes in operating assets and liabilities:
Other receivables	790	1,997
Research and development tax credits receivable	93	(194)
Prepaid expenses	(737)	655
Operating lease assets and liabilities	(11)	(17)
Accounts payable and accrued liabilities	2,486	(2,004)

Net cash used in operating activities	(36,266)	(22,005)

Cash provided by (used in) investing activities
Acquisition of property and equipment	(19)	(11)
Acquisition of short-term investments	(35,904)	(99,585)
Redemption of short-term investments	44,466	88,545

Net cash provided by (used in) investing activities	8,543	(11,051)

Cash provided by financing activities
Proceeds from exercise of options	158	29
Proceeds from issuance of common shares, net of issuance costs	23,143	27,258
Proceeds from issuance of pre-funded warrants, net of issuance costs	2,573	4,617
Proceeds from issuance of series A common stock warrants, net of issuance costs	9,504	—
Proceeds from issuance of series B common stock warrants, net of issuance costs	13,416	—
Proceeds from employee stock purchase plan	300	191

Cash provided by financing activities	49,094	32,095

Net increase (decrease) in cash and cash equivalents	21,371	(961)

Cash and cash equivalents – Beginning of period	25,314	13,760

Cash and cash equivalents – End of period	$46,685	$12,799

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) for interim financial information, and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2 of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2024.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its condensed consolidated balance sheet as of September 30, 2025, and its condensed consolidated statements of loss and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024.

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

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

e) Sources of Liquidity and Funding Requirements

The Company continues to incur operating losses, has experienced negative operating cash flows since its inception, and anticipates continuing to incur losses for the immediate future. As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $82.6 million and an accumulated deficit of $413.2 million. As a result of the Complete Response Letter, or the “CRL,” received in March 2025 from the Food and Drug Administration, the Company temporarily paused the ramping up of operational expenditures related to the commercialization of etripamil and is monitoring its cash flows. Management has evaluated the Company’s operating plan and future cash flow requirements

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

against its existing cash and cash equivalents and short-term investments and expects its available liquidity will be sufficient to support its operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

3     Revenues

The Company recorded no revenue for the three and nine months ended September 30, 2025 and 2024, respectively. We earn license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing,” and such agreement, the “Ji Xing License Agreement”). During the three and nine months ended September 30, 2025 and 2024, no milestones were achieved under this agreement. For details on the arrangement with Corxel, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2024, filed on Form 10-K.

4     Short-term Investments

Short-term investments are classified as held-to-maturity, are initially recognized at fair value and are subsequently accounted for at amortized cost. They are comprised of guaranteed investment certificates and U.S. treasury bills with a maturity greater than 90 days but less than one year and, as such, are classified as current assets.

As of September 30, 2025, $0.9 million in short-term investments were pledged as collateral for a letter of credit.

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

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of September 30, 2025, the estimated fair value of the Convertible Notes was approximately $60.3 million based on level 2 inputs.

The net carrying amount of the Convertible Note is as follows:

	September 30, 2025	December 31, 2024
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	8,056	5,520
Unamortized debt discount	(399)	(468)
Unamortized debt issuance costs	(1,451)	(1,700)
Total	$56,206	$53,352

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$858	$808	$2,536	$2,389
Amortization of debt discount	24	20	68	59
Amortization of debt issuance costs	85	75	249	214
Total interest expense	$967	$903	$2,853	$2,662

6    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2025	December 31, 2024

Trade accounts payable	$3,183	$1,932
Accrued compensation and benefits payable	2,411	2,501
Accrued research and development liabilities	1,313	631
Accrued commercial liabilities	2,584	1,935
Accrued legal liabilities	32	76
Other accrued liabilities	518	480
Total	$10,041	$7,555

7     Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 85,169,344 shares were issued and outstanding as of September 30, 2025.

As of September 30, 2025, there were 2,332,305 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 1,830,799 are available for future purchases.

On July 11, 2025, the Company entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “2025 Offering,” of (i) 31,500,000 of the Company’s common shares, without par value, accompanying Series A common warrants, or the “Series A Common Warrants,” to purchase an aggregate of 31,500,000 common shares and accompanying Series B common warrants, or the “Series B Common Warrants,” to purchase an aggregate of 31,500,000 common shares, at a combined public offering price of $1.50 per share and accompanying Series A Common Warrant and Series B Common Warrant and (ii) in lieu of common shares to certain investors that so choose, pre-funded warrants to purchase 3,502,335 common shares, or the “2025 Pre-Funded Warrants” and, together with the Series A Common Warrants and the Series B Common Warrants, the “Warrants,” accompanying Series A Common Warrants to purchase an aggregate of 3,502,335 common shares and accompanying Series B Common Warrants to purchase an aggregate of 3,502,335 common shares, at a combined public offering price of $1.499 per Pre-Funded Warrant and accompanying Series A Common Warrant and Series B Common Warrant, which represented the combined public offering price for the Shares and accompanying common warrants less the $0.001 per share exercise price for each such Pre-Funded Warrant. All the Securities sold in the 2025 Offering were sold by the Company.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The net proceeds to the Company from the 2025 Offering were $48.6 million after deducting underwriting commissions and estimated offering expenses payable by the Company.

On February 28, 2024, we entered into an underwriting agreement related to an underwritten public offering of 16,666,667 of our common shares, without par value, at a public offering price of $1.50 per share and, in lieu of common shares to certain investors, pre-funded warrants to purchase 3,333,333 common shares at a public offering price of $1.499 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance, subject to certain beneficial ownership limitations. Under the terms of the agreement, we granted the underwriters party an option to purchase up to an additional 3,000,000 common shares at the same price per share as the other common shares sold in this offering, which was exercised by such underwriters in full on February 29, 2024.

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. The Company's outstanding common stock warrants are classified as equity and recorded in APIC, based on an allocation of the proceeds from the 2025 Offering, which was based on the relative fair value of the Series A and B common warrants at the issuance date and is not subject to change after the issuance date. The fair value used for the relative fair value allocation was calculated using the Black-Scholes Model for the Series A warrants and the Monte-Carlo simulation method for the Series B warrants. As of September 30, 2025, 35,002,335 Series A Common Warrants and 35,002,335 Series B Common Warrants remained outstanding.

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

On January 1, 2025, the number of the Company’s common shares reserved for issuance under the 2019 Plan automatically increased by 2,134,159 common shares. Further, on June 10, 2025, the number of the Company’s common shares reserved for issuance under the 2019 Plan increased by an additional 4,000,000 shares, which was approved during the Annual General Meeting of Shareholders. In addition, 125,323 options have been forfeited under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of September 30, 2025, there were 15,656,429 common shares available for issuance under the 2019 Plan, of which 4,730,684 common shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan,” through the granting of awards. This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. As of September 30, 2025, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan, of which 362,000 shares were available for future grants.

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan and Inducement Plan as of and for the nine-month period ending September 30 were as follows:

	2025
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,632,485	1,632,485	$2.11
Outstanding at beginning of period - 2019 Plan	7,604,606	—	—	7,604,606	4.97
Outstanding at beginning of period - Inducement Plan	—	496,000	—	496,000	5.99
Granted - 2019 Plan	1,514,400	—	—	1,514,400	1.96
Granted - Inducement Plan	—	244,000	—	244,000	2.01
Exercised - 2011 Plan	—	—	(109,590)	(109,590)	1.43
Forfeited - Inducement Plan	—	(102,000)	—	(102,000)	2.50
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	2.19
Expired - 2019 Plan	(75,684)	—	—	(75,684)	7.12
Expired - 2011 Plan	—	—	(2,000)	(2,000)	1.12
Expired - Inducement Plan	—	—	—	—	—
Outstanding at end of period	8,941,806	638,000	1,520,895	11,100,701	$4.19
Outstanding at end of period - Weighted average exercise price	$4.47	$5.03	$2.16
Exercisable at end of period	6,379,509	381,146	1,520,895	8,281,550	$4.75
Exercisable at end of period - Weighted average exercise price	$5.27	$6.45	$2.16

	2024
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,694,233	1,694,233	$2.09
Outstanding at beginning of period - 2019 Plan	6,406,897	—	—	6,406,897	5.82
Outstanding at beginning of period - Inducement Plan	—	625,000	—	625,000	5.74
Granted - 2019 Plan	635,000	—	—	635,000	1.48
Exercised - 2011 Plan	—	—	(24,400)	(24,400)	1.19
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	4.33
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	4.42
Expired - 2019 Plan	(68,238)	—	—	(68,238)	7.42
Expired - 2011 Plan	—	—	(11,272)	(11,272)	4.01
Expired - Inducement Plan	—	(30,750)	—	(30,750)	6.22
Outstanding at end of period	6,587,606	496,000	1,658,561	8,742,167	$4.86
Outstanding at end of period - Weighted average exercise price	$5.47	$5.99	$2.09
Exercisable at end of period	4,430,367	273,396	1,658,561	6,362,324	$5.20
Exercisable at end of period - Weighted average exercise price	$6.29	$6.45	$2.09

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The weighted average remaining contractual life was 6.3 and 6.6 years for outstanding options as of September 30, 2025 and 2024, respectively. The weighted average remaining contractual life was 5.5 and 6.0 years for vested options, as of September 30, 2025 and 2024, respectively.

There was $4.4 million and $6.5 million of total unrecognized compensation cost related to non-vested share options as of September 30, 2025 and 2024, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 1.8 years and 1.6 years as of September 30, 2025 and 2024, respectively.

Options granted are valued using the Black-Scholes option pricing model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate and dividend yield, which greatly affect the calculated values. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

The non-vested options as of and for the nine-month period ending September 30 were as follows:

	2025
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,754,054	—	—	2,754,054	$2.33
Non-vested share options at beginning of period - Inducement Plan	—	176,709	—	176,709	4.19
Granted - 2019 Plan	1,514,400	—	—	1,514,400	1.62
Granted - Inducement Plan	—	244,000	—	244,000	1.62
Vested, outstanding - 2019 Plan	(1,604,641)	—	—	(1,604,641)	2.25
Vested, outstanding - Inducement Plan	—	(88,938)	—	(88,938)	4.63
Forfeited - Inducement Plan	—	(74,917)	—	(74,917)	1.82
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	1.76
Non-vested share options at end of period	2,562,297	256,854	—	2,819,151	$2.02
Non-vested share options at end of period - Weighted average fair value	$1.99	$2.29	$—

	2024
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	3,178,475	—	—	3,178,475	$3.64
Non-vested share options at beginning of period - Inducement Plan	—	403,167	—	403,167	4.07
Granted - 2019 Plan	635,000	—	—	635,000	1.10
Vested, outstanding - 2019 Plan	(1,270,183)	—	—	(1,270,183)	3.62
Vested, outstanding - Inducement Plan	—	(82,313)	—	(82,313)	4.86
Forfeited - Inducement Plan	—	(98,250)	—	(98,250)	3.31
Forfeited - 2019 Plan	(386,053)	—	—	(386,053)	3.47
Non-vested share options at end of period	2,157,239	222,604	—	2,379,843	$3.04
Non-vested share options at end of period - Weighted average fair value	$2.93	$4.11	$—

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Exercise price	$1.84	$1.48	$1.97	$1.48
Share price	$1.84	$1.48	$1.97	$1.48
Volatility	126%	92%	106%	92%
Risk-free interest rate	3.77%	3.77%	4.33%	3.81%
Expected life	6.08 years	5.31 years	5.93 years	5.37 years
Dividend	0%	0%	0%	0%

Expected volatility is determined using the Company’s historical volatility. Prior to establishing sufficient historical volatility, the Company used comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair value for options granted during the nine months ended September 30, 2025 and 2024 was $2.7 million and $2.0 million, respectively.

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

The vesting of the performance-based stock options is conditional upon the U.S. Food and Drug Administration, or “FDA,” approval of etripamil. Subject to the option-holder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three or nine months ended September 30, 2025, as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded was $1.38 per option. No performance stock options were awarded for the three or nine months ended September 30, 2025.

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

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

feature to start participants on a new twelve-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twelve-month offering period.

On January 1, 2025, the number of common shares reserved for issuance under the ESPP automatically increased by 533,539 shares. As of September 30, 2025, the Company has 2,332,305 common shares available for issuance under the ESPP, of which 501,506 shares of common stock have been issued. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these PSUs.

The number of PSUs granted represents the total number of common shares that may be earned. However, the actual number of shares earned will be based on the satisfaction of the performance criteria. Upon satisfaction of the performance criteria, 100% of the earned shares will vest. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The weighted average grant date fair value of the PSUs granted was $1.74 per share. The Company did not record any expense related to the PSUs during the three and nine months ended September 30, 2025, as the performance conditions were not deemed probable of being met. Further, no additional performance stock units were awarded for the three or nine months ended September 30, 2025.

Restricted Stock Units

Pursuant to the 2019 Plan, the Company issues restricted stock units, or “RSUs,” to employees which vest based on a service criteria. When vested, the RSUs represent the right to be issued a number of shares of the Company’s common stock equal to the number of RSUs granted. The grant date fair value for RSUs is based on the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no RSUs and 988,850 RSUs for the three and nine months ended September 30, 2025, respectively. The weighted average grant date fair value for the RSUs issued during the nine months ended September 30, 2025, was $2.02 per share. No RSUs were issued for the three or nine months ended September 30, 2024.

The total unrecognized compensation cost related to the non-vested RSUs as of September 30, 2025, was $1.7 million and will be recognized over a weighted average period of approximately 3.32 years.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Administration	$639	$723	$2,099	$2,377
Research and development	388	477	1,185	1,400
Commercial activities	223	199	625	525
Total	$1,250	$1,399	$3,909	$4,302

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

9     Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period. In addition to the conversion feature on the 2029 Convertible Notes described above and common warrants described above, which the Company reviewed and concluded that if-converted or exercised would be anti-dilutive due to the facts surrounding the instruments, the following potentially dilutive securities have also been excluded from the computation of diluted weighted average shares outstanding as of September 30, as they would be anti-dilutive:

	2025	2024
Stock options, PSUs and RSUs	13,013,551	10,590,167

Amounts above reflect the common share equivalents of the noted instruments.

10	Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or, as amended, the “Royalty Purchase Agreement,” with RTW. On July 10, 2025, the Company entered into an amendment, or the “RTW Amendment,” to the Royalty Purchase Agreement. Pursuant to the RTW Amendment, the marketing approval deadline for etripamil has been extended from September 30, 2025 to December 31, 2025.

Pursuant to the Royalty Purchase Agreement, RTW has agreed to purchase, following the FDA approval of etripamil on or prior to December 31, 2025 (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest,” on the annual net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty,” of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

Based on the Company’s assessment of the terms and conditions under the Royalty Purchase Agreement, there is no accounting recognition required in these interim financial statements.

11 Other Receivables

Other receivables are comprised of the following:

	September 30, 2025	December 31, 2024
Interest receivable	$398	$604
Sales tax receivable	242	210
Clinical receivable	60	674
Other current receivable	—	2
Total	$700	$1,490

12 Segment Reporting

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions while focusing on the development and commercialization of innovative cardiovascular medicines. These operations, which are reported on a consolidated basis, are focused on a single product. The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker, or “CODM,” assesses performance of the Company’s single operating segment based on

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

consolidated net loss. Net loss is used by the CODM to evaluate budget to actual analytics, which are used to monitor expenditures and ensure the Company is meeting established budgets. The CODM is the principal officer group, which includes the Company’s chief executive officer and chief financial officer.

The following table presents information about the Company’s significant expenses, as provided to the Company’s CODM, and includes a reconciliation to consolidated net loss:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$—	$—	$—

Less:
Research and development, net of tax credits, excluding share-based compensation	3,552	3,486	11,402	9,017
General and administrative, excluding share-based compensation	2,624	3,019	10,090	10,364
Commercial, excluding share-based compensation	4,403	1,712	19,482	6,071
Share-based compensation expense	1,250	1,399	3,909	4,302
Interest income	(874)	(1,080)	(2,087)	(3,260)
Interest expense	967	903	2,853	2,662
Net loss	$(11,922)	$(9,439)	$(45,649)	$(29,156)

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

For the three and nine months ended September 30, 2025 and 2024, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 5, “Debt,” for disclosure of the fair value of the Convertible Notes.

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

We are preparing to advance etripamil into a Phase 3 program in atrial fibrillation with rapid ventricular rate (AFib-RVR), following the successful ReVeRA Phase 2 trial. Incorporating FDA’s guidance, we have developed a Phase 3 registrational program to evaluate self-administered etripamil as a potential treatment for patients with AFib-RVR. We will pursue an sNDA regulatory approval pathway for a potential second indication for etripamil in Afib-RVR. As such we will leverage the anticipated PSVT indication and PSVT program data, along with a single pivotal Phase 3 study in patients with AFib-RVR.

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

We believe that PSVT is a large and under-recognized market which we estimate affects more than two million Americans. From this diagnosed population, we define the immediate target addressable market for CARDAMYST as approximately 70% of patients who are actively managed by clinical cardiologists, interventional cardiologists and electrophysiologists. The remaining patients with PSVT can become addressable over time, as they are inconsistently managed (cycling in and out of the healthcare system) and/or being managed less frequently by primary care healthcare providers. Furthermore, PSVT is expected to increase in diagnosed prevalence in coming years as wearable electrocardiogram, or “ECG,” technology (e.g., smartphone, watches) becomes both more adept at diagnosing PSVT and more widely used by patients and clinical practitioners, in turn shortening the time to diagnosis.

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

Current treatment for PSVT also consumes significant healthcare resources. Research published in the American Journal of Cardiology in 2020 shows that total healthcare expenditures in the year following a diagnosis of PSVT ranged from $20,000 to $30,000 per patient which were significantly higher than the expenditures observed for patients without PSVT. These significant increases included increased emergency department visits and hospitalization costs. Of note, catheter ablations following diagnosis represented only 23% of this increased spend, meaning most costs were unrelated to ablations. Recent data from the Healthcare Cost and Utilization Project (HCUP) database indicate that in 2019 there were approximately 140,000 emergency department, or “ED,” visits for PSVT when coded (for billing) in the primary diagnostic position, and a total of approximately 525,000 ED visits when PSVT was coded in any diagnostic position. Of these, approximately 25% of ED admissions for PSVT resulted in a hospital admission. HCUP estimates a total of approximately 40,000 to approximately 120,000 inpatient admissions for PSVT in 2019 (based again if a PSVT billing code was found in the primary v. any diagnostic position). Despite the effectiveness of catheter ablation, claims data suggests that only approximately 15% of patients with PSVT are ablated over a three-year period, leading to a total of approximately 100,000 catheter ablations annually. In total, at least $5 billion is spent annually in the United States on the management of PSVT.

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

Since inception, we have incurred significant operating losses. For the three months ended September 30, 2025 and 2024, we recorded net losses of $11.9 million and $9.4 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded net losses of $45.6 million and $29.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $413.2 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for obtaining regulatory approval and preparing for potential commercialization of our product candidates. We had $46.7 million of cash and cash equivalents and $35.9 million of short-term investments at September 30, 2025.

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

The Macroeconomic Climate

Inflation rates may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, changes to interest rates and overhead costs may adversely affect our operating results. Interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, geopolitical events such as the Russia-Ukraine war and unrest and/or further escalation in the Middle East, banking instabilities, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalations of trade tensions, and other U.S. geopolitical issues affecting other territories and employee availability and wage increases, and economic markets all of which may result in additional stress on our working capital resources. The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. In any event, the dynamic and unpredictable tariff and trade landscape may create substantial uncertainty and [significant] planning challenges for our operations.

Components of Results of Operations

Revenues

We have not generated any revenues from product sales to date. We would only expect to generate revenues from product sales if the FDA approves the NDA.

We record license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel Pharmaceuticals, or “Corxel,” formerly known as Ji Xing Pharmaceuticals Limited (such party “Ji Xing” and, such agreement, the “Ji Xing License Agreement”). During the three and nine months ended September 30, 2025 and 2024, no milestones were achieved, and no revenue was recorded under this agreement.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations and changes:

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change

Revenue	$—	$—	$—	0.0%

Operating expenses
Research and development, net of tax credits	$3,940	$3,963	$(23)	(0.6)%
General and administrative	3,263	3,742	(479)	(12.8)%
Commercial	4,626	1,911	2,715	142.1%
Total operating expenses	11,829	9,616	2,213	23.0%
Loss from operations	(11,829)	(9,616)	(2,213)	23.0%
Interest income	874	1,080	(206)	(19.1)%
Interest expense	(967)	(903)	(64)	100.0%
Net loss	$(11,922)	$(9,439)	$(2,483)	26.3%

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change

Revenue	$—	$—	$—	0.0%

Operating expenses
Research and development, net of tax credits	$12,587	$10,417	$2,170	20.8%
General and administrative	12,189	12,741	(552)	(4.3)%
Commercial	20,107	6,596	13,511	204.8%
Total operating expenses	44,883	29,754	15,129	50.9%
Loss from operations	(44,883)	(29,754)	(15,129)	50.9%
Interest income	2,087	3,260	(1,173)	(36.0)%
Interest expense	(2,853)	(2,662)	(191)	7.2%
Net loss	$(45,649)	$(29,156)	$(16,493)	56.6%

Revenue

We recorded no revenue for the three or nine months ended September 30, 2025 and 2024.

Research and Development Expenses, Net of Tax Credits

The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Clinical	$1,718	$1,586	$132	8.3%	$4,892	$5,044	$(152)	(3.0)%
Drug manufacturing and formulation	990	1,594	(604)	(37.9)%	4,282	3,033	1,249	41.2%
Regulatory and other costs	1,305	844	461	54.6%	3,664	2,534	1,130	44.6%
Less: R&D tax credits	(73)	(61)	(12)	19.7%	(251)	(194)	(57)	29.4%
Total R&D expenses	$3,940	$3,963	$(23)	(0.6)%	$12,587	$10,417	$2,170	20.8%

Research and development expenses, net of tax credits, remained consistent for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Research and development expenses, net of tax credits, increased by $2.2 million, or 20.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to higher consulting and outside service costs. These higher costs were partially offset by lower personnel-related costs.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses decreased by $0.5 million, or 12.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in professional costs and personnel costs.

General and administrative expenses decreased by $0.6 million, or 4.3%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease in professional costs and personnel costs.

Commercial

Commercial expenses increased by $2.7 million, or 142.1%, for the three months ended September 30, 2025, compared to the same period in 2024. This increase is primarily a result of additional personnel costs, professional costs and other operational expenses related to preparation for the launch of CARDAMYST.

Commercial expenses increased by $13.5 million, or 204.8%, for the nine months ended September 30, 2025, compared to the same period in 2024. This increase is primarily a result of additional personnel costs, professional costs and other operational expenses related to preparation for the launch of CARDAMYST.

As a result of the CRL, Milestone temporarily paused the ramping up of operational expenditures related to launch. During this period, Milestone has focused on compliantly engaging healthcare providers and payors in profiling and disease state discussions with the goal of optimizing the launch plan for CARDAMYST. Milestone continues to maintain the capability of launching quickly following the potential approval of CARDAMYST by the FDA.

If the FDA approves the NDA, we anticipate our commercial expenses will increase as we invest in the infrastructure, personnel and operational expenses required to launch our first product in the United States.

Interest Income

Interest income was $0.9 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. Interest income was $2.1 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest income was due to decreasing interest rates and less assets invested in 2025 when compared to 2024.

Interest Expense

Interest expense remained consistent for the three and nine months ended September 30, 2025, compared to the same periods in 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for at least the next several years. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $82.6 million and an accumulated deficit of $413.2 million.

On July 11, 2025, we entered into an underwriting agreement, or the “Underwriting Agreement,” related to an underwritten public offering, or the “2025 Offering,” of (i) 31,500,000 of our common shares, without par value, accompanying Series A common warrants, or the “Series A Common Warrants,” to purchase an aggregate of 31,500,000 common shares and accompanying Series B common warrants, or the “Series B Common Warrants,” to purchase an aggregate of 31,500,000 common shares, at a combined public offering price of $1.50 per share and accompanying Series A Common Warrant and Series B Common Warrant and (ii) in lieu of common shares to certain investors that so choose, pre-funded warrants or the “2025 Pre-Funded Warrants” and, together with the Series A Common Warrants and the Series B Common Warrants, the “Warrants,” to purchase 3,502,335 common shares, accompanying Series A Common Warrants to purchase an aggregate of 3,502,335 common shares and accompanying Series B Common Warrants to purchase an aggregate of 3,502,335 common shares, at a combined public offering price of $1.499 per Pre-Funded Warrant and accompanying Series A Common Warrant and Series B Common Warrant, which represented the combined public offering price for the Shares and accompanying common warrants less the $0.001 per share exercise price for each such Pre-Funded Warrant.

The net proceeds to the Company from the 2025 Offering were $48.6 million after deducting underwriting commissions and estimated offering expenses payable by the Company.

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

Under the Amended Agreement, the Company may issue and sell its common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the approximately $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” The ATM Shares will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283162). We previously issued 361,236 common shares under the Original Sale Agreement, resulting in net proceeds of approximately $2.7 million (net of issuance costs of approximately $0.1 million). No common shares were sold under the Amended Agreement during the three and nine months ended September 30, 2025.

We expect that our operating plan, existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ending September 30, 2025 and that there are no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Contingent future source of funding

On March 27, 2023, we entered into a purchase and sale agreement, as amended, or the “Royalty Purchase Agreement.” Pursuant to the Royalty Purchase Agreement, as amended in July 2025 to extend the marketing approval deadline for etripamil to December 31, 2025, following the FDA approval of etripamil on or prior to December 31, 2025 (subject to certain conditions), in exchange for a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or “royalty interest,” on the annual net product sales of etripamil in the United States.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(36,266)	$(22,005)	$(14,261)	64.8%
Investing activities	8,543	(11,051)	19,594	(177.3)%
Financing activities	49,094	32,095	16,999	53.0%
Net increase (decrease) in cash and cash equivalents during the period	$21,371	$(961)	$22,332

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $36.3 million, which consisted primarily of a net loss of $45.6 million, offset by a net cash increase of $2.6 million related to the change in assets and liabilities, non-cash charges of $3.9 million related to share-based compensation, and non-cash interest charges and debt costs of $2.9 million related to the 2029 Convertible Notes.

Net cash used in operating activities during the nine months ended September 30, 2024 was $22.0 million, which consisted primarily of a net loss of $29.2 million. The net loss was partially offset by a net cash increase of $0.4 million related to the change in assets and liabilities, non-cash charges of $4.3 million related to share based compensation, and non-cash interest charges of $2.4 million related to the convertible notes.

Investing Activities

In the nine months ended September 30, 2025, we acquired $35.9 million of short-term investments, and we redeemed $44.5 million in short-term investments. In the nine months ended September 30, 2024, we acquired $99.6 million of short-term investments, and we redeemed $88.5 million in short-term investments.

Financing Activities

In the nine months ended September 30, 2025, our financing activities provided cash proceeds of $49.1 million. These proceeds were primarily a result of the $48.6 million received, net of issuance costs, from the issuance of common shares, pre-funded warrants, and common warrants under the 2025 Offering.

In the nine months ended September 30, 2024, our financing activities provided cash proceeds of $32.1 million. These proceeds were primarily a result of the $31.9 million received from the issuance of common shares and pre-funded warrants, net of $2.6 million in issuance costs paid under the 2024 underwriting agreement.

We have not entered into off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $82.6 million as of September 30, 2025, which consist primarily of bank deposits and guaranteed investment certificates. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On September 30, 2025, our net monetary exposure denominated in Canadian dollars was $2.7 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

Risks Related to Regulatory Compliance

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010 the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. There have been amendments, as well as executive, judicial and Congressional challenges, to certain aspects of the PPACA. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. On August 16, 2022, the Inflation Reduction Act of 2022, or “IRA,” was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare

Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the PPACA and our business.

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

We cannot predict the likelihood, nature or extent of health reform initiatives that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not achieve or sustain profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarterly period covered by this report, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Joeseph Oliveto President and Chief Executive Officer	Adoption	September 30, 2025	X		2,128,588	January 2, 2027
Amit Hasija Chief Financial Officer	Adoption	September 30, 2025	X		226,496	June 30, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

HIDDEN_ROW
Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: November 12, 2025	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)