Form 10-Q
period 2026-03-31
Milestone Pharmaceuticals Inc.
filed 2026-05-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 124,497,980 common shares, no par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	our expectations regarding the commercialization of CARDAMYST™ (etripamil) nasal spray for the conversion of acute symptomatic episodes of paroxysmal supraventricular tachycardia, or “PSVT,” to sinus rhythm in adults as well as our plans to develop and commercialize our product candidates;
●	the initiation, timing, progress, and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	our ability to develop and, if approved by regulatory authorities, commercialize etripamil in China, Hong Kong, Macau, and Taiwan through our license agreement with our partner Everest Medicines, formerly partnered with Corxel Pharmaceuticals;
●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current products for new indications and/or of our future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil, and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry;
●	the effects of international trade policies, including tariffs, sanctions, and trade barriers; and
●	other factors that may impact our financial results.

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

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled "Risk Factors" previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 20, 2026, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of US dollars, except share data)

	March 31, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$71,317	$73,046
Short-term investments	112,899	32,914
Accounts receivable, net	1,605	—
License receivable	1,546	1,546
Research and development tax credits receivable	425	316
Prepaid expenses	1,210	1,805
Inventory, net	1,826	648
Other receivables	1,425	1,646
Total current assets	192,253	111,921
Operating lease right-of-use assets	981	1,129
Property and equipment, net	500	511
Total assets	$193,734	$113,561

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable	$10,023	$5,645
Accrued liabilities	9,803	7,644
Operating lease liabilities	659	647
Deferred revenue	416	—
Other current liabilities	43	43
Total current liabilities	20,944	13,979
Operating lease liabilities, net of current portion	366	539
Senior secured convertible notes	58,192	57,191
Royalty financing obligation, long-term	78,111	—
Other long-term liabilities	72	83
Total liabilities	157,685	71,792

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 117,794,417 shares issued and outstanding as of March 31, 2026, 106,236,344 shares issued and outstanding as of December 31, 2025	373,702	352,619
Pre-funded warrants - 16,412,925 issued and outstanding as of March 31, 2026, and 16,412,925 as of December 31, 2025	55,649	55,649
Additional paid-in capital	63,367	64,104
Accumulated deficit	(456,669)	(430,603)

Total shareholders’ equity	36,049	41,769

Total liabilities and shareholders’ equity	$193,734	$113,561

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2026	2025

Revenues
Product revenue, net	$238	$—
License and other revenue	—	—
Total revenues	238	—

Operating Expenses
Cost of product sales	14	—
Research and development, net of tax credits	3,251	4,978
General and administrative	4,824	5,167
Commercial	15,812	10,378
Total operating expenses	23,901	20,523

Loss from operations	(23,663)	(20,523)

Interest income	1,732	697
Interest expense	(4,135)	(935)

Net loss and comprehensive loss	$(26,066)	$(20,761)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	130,286,033	66,285,406

Net loss per share, basic and diluted	$(0.20)	$(0.31)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of US dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147
Transactions during the three-month period ended March 31, 2025
Net loss	—	—	—	—	—	(20,761)	(20,761)
Share-based compensation	—	—	—	—	1,351	—	1,351
Employee stock purchase plan purchases	110,289	140	—	—	—	—	140
Balance as of March 31, 2025	53,464,273	$288,188	12,910,590	$53,076	$40,919	$(388,306)	$(6,123)

Balance as of December 31, 2025	106,236,344	$352,619	16,412,925	$55,649	$64,104	$(430,603)	$41,769
Transactions during the three-month period ended March 31, 2026
Net loss	—	—	—	—	—	(26,066)	(26,066)
Share-based compensation	—	—	—	—	1,282	—	1,282
Issuance of common shares, vesting of restricted stock units	237,677	480	—	—	(480)	—	—
Issuance of common shares, net of issuance costs	5,526,590	10,891	—	—	—	—	10,891
Exercise of Series A common stock warrants, net of issuance costs	5,666,666	9,529	—	—	(1,539)	—	7,990
Employee stock purchase plan purchases	127,140	183	—	—	—	—	183
Balance as of March 31, 2026	117,794,417	$373,702	16,412,925	$55,649	$63,367	$(456,669)	$36,049

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of US dollars)

	Three months ended March 31,
	2026	2025
Cash flows used in operating activities
Net loss	$(26,066)	$(20,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	56	27
Amortization of debt costs	117	102
Accretion of investment discount	—	(81)
Non-cash interest expense related to senior secured convertible note	884	833
Non-cash interest expense related to royalty financing obligation	3,133	—
Share-based compensation expense	1,282	1,351
Changes in operating assets and liabilities:
Accounts receivable, net	(1,605)	—
Other receivables	221	323
Research and development tax credits receivable	(109)	(93)
Prepaid expenses	595	(516)
Inventory	(1,178)	—
Operating lease assets and liabilities	(13)	(3)
Accounts payable	4,378	452
Accrued liabilities	1,836	4,414
Deferred revenue	416	—

Net cash used in operating activities	(16,053)	(13,952)

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	(45)	(6)
Acquisition of short-term investments	(79,985)	(877)
Redemption of short-term investments	—	34,466

Net cash (used in) provided by investing activities	(80,030)	33,583

Cash flows provided by (used in) financing activities
Proceeds from Royalty Financing Arrangement	75,000	—
Proceeds from issuance of common shares, net of issuance costs	10,890	—
Proceeds from exercise of series A warrants, net of issuance costs	8,291	—
Proceeds from employee stock purchase plan	184	140
Payment of property and equipment financing	(11)	—

Cash provided by financing activities	94,354	140

Net (decrease) increase in cash and cash equivalents	(1,729)	19,771

Cash and cash equivalents – Beginning of period	73,046	25,314

Cash and cash equivalents – End of period	$71,317	$45,085

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

1. Organization and Nature of Operations

Milestone Pharmaceuticals Inc., or “Milestone,” or the “Company,” is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone’s headquarters is currently located in Montréal (Québec), Canada. The Company’s common shares began trading on The Nasdaq Global Select Market on May 9, 2019, and trade under the symbol “MIST”. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent rapid-onset calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. On December 12, 2025, CARDAMYST™ (etripamil) was approved by the U.S. Food and Drug Administration, or “FDA,” to treat paroxysmal supraventricular tachycardia, or “PSVT.” The Company is also developing etripamil for the treatment of atrial fibrillation with rapid ventricular rate, or “AFib-RVR,” and other cardiovascular indications.

2. Summary of Significant Accounting Policies

a)  Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information, and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2, “Summary of Significant Accounting Policies,” of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with U.S. GAAP, has been omitted or condensed. Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2025.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its condensed consolidated balance sheet as of March 31, 2026, and its condensed consolidated statements of loss and shareholders’ equity for the three-months ended March 31, 2026 and 2025, and its condensed consolidated statements of cash flows for the three-months ended March 31, 2026 and 2025.

The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited annual consolidated financial statements, but does not contain all the footnote disclosures required by U.S. GAAP. Commencing in the three months ended March 31, 2026, amounts previously presented as “Accounts payable and accrued liabilities” on the Condensed Consolidated Balance Sheets are presented separately as “Accounts payable” and “Accrued liabilities.” Comparative amounts have been reclassified to conform with the current period presentation.

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

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to,

●	Estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with clinical research organizations, or “CROs,” contract manufacturing organizations, or “CMOs,” and clinical trial sites which in turn impact the research and development, or “R&D,” expenses.
●	Estimate of the grant date fair value of share options granted to employees, consultants, and directors, and the resulting share-based compensation expense, using the Black-Scholes option pricing model.
●	Estimate of the transaction price when recognizing revenue. Net revenue from sales of CARDAMYST is recorded at net selling price (transaction price), which includes reserves for variable consideration.
●	Estimates of the timing and amount of future royalty payments to be generated from product sales over the expected repayment term, which are used to determine the effective interest rate and resulting interest expense and carrying amount of the royalty financing obligation.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

c) Significant Risks and Uncertainties

The Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry, including, without limitation, risks and uncertainties associated with: commercializing CARDAMYST; procuring inventory given the Company’s reliance on a concentrated supplier base, delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements.

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation, armed conflicts, and overall fluctuations in the financial markets in the U.S. and abroad.

d) Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU” 2024-03 “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or as debt extinguishments. This ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The amendments may be applied on either a prospective or retrospective basis. The Company adopted this standard and determined that it did not have a material impact with respect to the condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The amendments are applied prospectively. The Company adopted this standard and determined that it did not have a material impact with respect to the condensed consolidated financial statements.

e) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and expects to incur additional costs in connection with commercialization. To date the Company has, and intends to continue, financing commercialization and working capital needs from existing cash, proceeds from the commercialization of CARDAMYST, royalty revenue, the exercise of outstanding common stock options and warrants to purchase common stock, and existing and future licensing and commercial partnership agreements. As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of $184.2 million and an accumulated deficit of $456.7 million. The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2026, will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of these unaudited interim condensed consolidated financial statements.

The Company has historically financed its operations primarily through the sale of equity securities, convertible notes, short-term investments, and from cash received pursuant to its license agreement. Although the Company is now generating product revenues, management expects operating losses and negative cash flows from operations to continue for the foreseeable future. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

f) Revenue Recognition

Product Revenue, net

The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized at a point in time when the customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s).

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The Company’s product revenues for the three months ended March 31, 2026 relate to sales of CARDAMYST. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations.

Revenue is recorded net of variable consideration, which includes prompt pay discounts, distribution fees, returns, chargebacks, rebates, co-payment assistance, and patient assistance programs. The variable consideration is estimated based on contractual terms as well as management assumptions. The amount of variable consideration is calculated by using the expected value method, which is the sum of probability-weighted amounts in a range of possible outcomes, or the most likely amount method, which is the single most likely amount in a range of possible outcomes. Estimates are reviewed quarterly and adjusted as necessary.

Accruals are established for gross to net deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the means by which the deduction is settled. Sales deductions are based on management’s estimates that involve a substantial degree of judgment.

Prompt Pay: Customers receive a prompt pay discount for payments made within a contractually agreed number of days before the due date. The discounts are accounted for as a reduction of the transaction price and recorded as a contra-receivable.

Distribution fees: The Company compensates its customers for distribution of its products and the use of data. The Company has determined that such services received to date are not distinct from its sale of products and may not reasonably represent fair value for these services. Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.

Returns: The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on forecasted sales and historical and industry data. Returns are permitted in accordance with the return of goods policy defined within each customer agreement. A returns reserve is recorded as an accrued liability.

Chargebacks: The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from the Company. The customer charges the Company for the difference between what it pays to the Company for the product and the selling price to the qualified healthcare providers, with the difference recorded as a contra receivable.

Co-payment assistance and patient assistance programs: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received, the Company estimates the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and establishment of a current liability.

Rebates: The Company’s rebates include amounts paid to managed care organizations, Medicaid, Medicare, and other rebate programs. Reserves for rebates are recorded in the same period the related product revenue is recognized,

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

resulting in a reduction of product revenues and a current liability that is included in accrued liabilities on the consolidated balance sheet. The Company’s estimate for rebates is based on statutory or contractual discount rates, expected utilization or an estimated number of patients on treatment, as applicable.

License Revenue

The Company recorded no license revenue for either of the three months ended March 31, 2026 and 2025.

In prior periods, the Company recognized license revenue upon achievement of milestones under its License and Collaboration Agreement, dated May 15, 2021 (the “Ji Xing License Agreement”), with Corxel Pharmaceuticals (formerly known as Ji Xing Pharmaceuticals Limited, “Ji Xing”). On March 23, 2026, Corxel announced that it had entered into an Asset Purchase Agreement with Everest Medicines (“Everest”), pursuant to which Everest acquired the rights to develop, manufacture and commercialize CARDAMYST™ (etripamil) nasal spray in Greater China, including mainland China, Hong Kong, Macau and Taiwan.

No milestones were achieved under the Ji Xing License Agreement during either of the three months ended March 31, 2026 and 2025. For additional information regarding the license agreement, see Note 3, “Revenue,” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

g) Cost of Product Sales

Cost of product sales includes the costs of producing inventory related to CARDAMYST, including manufacturing, freight, overhead, and any inventory valuation adjustments, and is recognized in the period in which the related product revenue is earned.

Prior to FDA approval of CARDAMYST on December 12, 2025, all manufacturing costs were expensed as research and development costs. As a result, inventory on hand at the time of approval had a zero-cost basis.

For the three months ended March 31, 2026, the Company recognized a de minimis amount of cost of product sales, consisting primarily of post-approval manufacturing activities, including final packaging costs. Accordingly, cost of product sales for the period may not be indicative of the full cost of units sold, and gross margin may not be representative of future periods. The Company recorded no cost of product sales for the three months ended March 31, 2025.

h) Royalty Financing Obligation

The royalty financing obligation is required to be repaid based on royalties from net sales of CARDAMYST in the United States under the Royalty Purchase Agreement with RTW – see Note 11, “Royalty Financing Obligation,” for further details on the Royalty Purchase Agreement. Interest expense is accrued using the effective interest rate method over the estimated period of royalty payments. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales in the United States over the estimated repayment term of the obligation. The Company imputes interest on the carrying value of the royalty financing obligation and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through adjustments to the effective interest rate on a prospective basis. The assumptions used in determining the estimated repayment term of the debt require that the Company make estimates which could impact the carrying value of the obligation. A significant increase or decrease in forecasted net sales could materially impact the liability balance, interest expense, and the time period for repayment.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

i) Concentration Risks

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and investment securities classified as held-to-maturity. The Company maintains deposits at major financial institutions and such amounts may exceed those amounts insured by the Federal Deposit Insurance Corporation, or the “FDIC.” The Company has not experienced any losses on its deposits since inception, and the Company believes that minimal credit risk exists with respect to these financial institutions. Additionally, the Company has adopted an investment policy that includes guidelines relative to credit quality, diversification of maturities and liquidity.

Concentration of Supplier Risk

The Company relies on a single source manufacturer for starting materials and active pharmaceutical ingredient, or “API,” packaging components, and packaged pharmaceutical product ready for commercial sale.

j) Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out, or “FIFO,” basis. Inventory costs include raw materials, work-in-process, finished goods, and applicable manufacturing overhead. Raw materials include starting materials used to manufacture the API. Work-in-process includes API, intermediate compounding steps, and bulk drug product. Finished goods include packaging components and the packaged pharmaceutical product ready for commercial sale.

Prior to the FDA’s approval of CARDAMYST on December 12, 2025, costs associated with manufacturing pre-approval commercial batches and clinical materials were expensed as research and development expenses in accordance with the Company’s accounting policy and SAB Topic 5A, as the product had not yet received regulatory approval and therefore did not meet the criteria for capitalization. Following FDA approval, the Company began capitalizing inventory related to CARDAMYST manufactured after the approval date. Inventory produced prior to approval and previously expensed as research and development remains recorded at a zero-cost basis and is excluded from the inventory balance.

Because the Company’s inventory is subject to expiration, the Company evaluates its carrying value each reporting period and records allowances for any estimated excess, obsolete, short-dated, or otherwise unmarketable inventory. In accordance with regulatory requirements and current Good Manufacturing Practices, or “cGMP,” the Company’s inventory is also subject to strict quality control and monitoring throughout the manufacturing process. If certain batches or units do not meet quality specifications, the Company would write down the related inventory to its estimated net realizable value and record the expense as a cost of production in the Consolidated Statement of Loss. Inventory valuation adjustments require judgment and consideration of various factors, including forecasted demand, remaining shelf life, and quality assessments, among others.

k) Income Taxes

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

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

For interim reporting, the Company estimates its annual effective tax rate, adjusted for discrete items, and applies that rate to its year-to-date pre-tax income (loss) to determine its income tax provision.

3. Revenues

The Company recorded product revenues from the U.S. sales of CARDAMYST of $0.2 million for the three months ended March 31, 2026, and no revenue for the three months ended March 31, 2025.

The Company recorded no license revenue for the three months ended March 31, 2026, and 2025, respectively.

4. Short-term Investments

As of March 31, 2026, short-term investments of $112.9 million were comprised of term deposits issued in U.S. currency, earning interest between 2.61% and 4.48%, maturing between April 21, 2026 and March 9, 2027. These short-term investments were in scope of ASC 320, Investments-Debt Securities. The short-term investments maturity is greater than 90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost. Interest income earned on short-term investments is reported in interest income. The Company had short-term investments of $32.9 million as of December 31, 2025.

As of March 31, 2026, $0.9 million in short-term investments were pledged as collateral for a letter of credit.

5. Inventory

As of March 31, 2026 and December 31, 2025, the Company’s inventory consisted entirely of CARDAMYST related inventory. The Company’s inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$—	$—
Work-in-process	1,613	521
Finished goods	213	127
Total inventory	1,826	648

6. Debt

On March 27, 2023, the Company entered into a note purchase agreement, or the “Note Purchase Agreement,” with RTW Investments LP and certain of its affiliates, or collectively, “RTW.” On March 29, 2023, the Company closed the transactions contemplated by the Note Purchase Agreement, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes,” to the holders. For more details on the agreement with RTW, see Note 11, “Debt,” to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of March 31, 2026, the estimated fair value of the 2029 Convertible Notes was approximately $58.4 million based on level 2 inputs, including volatility and credit spread.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The net carrying amount of the 2029 Convertible Notes are as follows:

	March 31, 2026	December 31, 2025
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	9,810	8,927
Unamortized debt discount	(349)	(374)
Unamortized debt issuance costs	(1,269)	(1,362)
Total	$58,192	$57,191

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended March 31,
	2026	2025
Contractual interest expense	$884	$832
Amortization of debt discount	25	23
Amortization of debt issuance costs	93	80
Total	$1,002	$935

7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2026	December 31, 2025

Accrued compensation and benefits payable	1,154	2,458
Accrued research and development liabilities	330	384
Accrued commercial liabilities	5,360	2,709
Accrued underwriting fees	1,069	1,302
Accrued legal liabilities	187	296
Other accrued liabilities	834	495
Revenue-related reserves for discounts and allowances	869	—
Total	$9,803	$7,644

8.  Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 117,794,417 shares were issued and outstanding as of March 31, 2026.

As of March 31, 2026, there were 2,774,440 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 2,145,794 are available for future purchases.

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

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

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

On July 29, 2020, the Company entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “ATM Program,” under which the Company could issue and sell its common shares having an aggregate offering price of up to $50.0 million. On March 18, 2025, the Company entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement.” Under the Amended Agreement, the Company may issue and sell its common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the approximately $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” As disclosed in Note 21, “Subsequent Events,” to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company issued 5,526,590 shares under the amended agreement resulting in net proceeds of $10.9 million, after deducting sales agent commissions payable by the Company of $0.3 million during the three-month period ended March 31, 2026. On March 6, 2026, the Company terminated the Amended Agreement.

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

During the three-month period ended March 31, 2026, 5,666,666 Series A Common Warrants were exercised for net proceeds of $8.0 million, after deducting underwriting commissions paid and payable by the Company of $0.5 million. As

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

of March 31, 2026, 15,705,662 Series A Common Warrants and 34,335,669 Series B Common Warrants remained outstanding.

9. Share-Based Compensation

Stock Options

Under the Company’s 2019 Equity Incentive Plan, or the “2019 Plan,” and the Company’s Stock Option Plan, or the “2011 Plan,” unless otherwise decided by the Company’s board of directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on four-year anniversary of the grant date.

Under the 2019 Plan, 183,349 options have been forfeited or expired under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of March 31, 2026, there were 15,714,455 common shares available for issuance under the 2019 Plan, of which 1,482,710 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan.” This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. On March 17, 2026, the Company’s board of directors approved an increase to the 2021 Inducement Plan pool of 800,000 shares. As of March 31, 2026, there were 1,129,000 shares available for issuance under the 2021 Inducement Plan, of which 671,000 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan, and Inducement Plan as of and for the three-month periods ending March 31 were as follows:

	2026
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,294,691	1,294,691	$2.23
Outstanding at beginning of period - 2019 Plan	8,591,306	—	—	8,591,306	4.21
Outstanding at beginning of period - Inducement Plan	—	710,000	—	710,000	4.76
Granted - 2019 Plan	2,131,500	—	—	2,131,500	1.95
Granted - Inducement Plan	—	419,000	—	419,000	1.96
Outstanding at end of period	10,722,806	1,129,000	1,294,691	13,146,497	$3.60
Outstanding at end of period - Weighted average exercise price	$3.76	$3.72	$2.23
Exercisable at end of period	6,260,668	478,855	1,294,691	8,034,214	$4.61
Exercisable at end of period - Weighted average exercise price	$4.99	$5.99	$2.23

	2025
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,632,485	1,632,485	$2.11
Outstanding at beginning of period - 2019 Plan	7,604,606	—	—	7,604,606	4.97
Outstanding at beginning of period - Inducement Plan	—	496,000	—	496,000	5.99
Granted - 2019 Plan	1,151,400	—	—	1,151,400	2.02
Granted - Inducement Plan	—	244,000	—	244,000	2.01
Outstanding at end of period	8,756,006	740,000	1,632,485	11,128,491	$4.22
Outstanding at end of period - Weighted average exercise price	$4.58	$4.68	$2.11
Exercisable at end of period	5,795,146	350,292	1,632,485	7,777,923	$4.85
Exercisable at end of period - Weighted average exercise price	$5.54	$6.22	$2.11

The weighted average remaining contractual life was 6.9 and 6.9 years for outstanding options as of March 31, 2026 and 2025, respectively. The weighted average remaining contractual life was 5.5 and 6.0 years for vested options, as of March 31, 2026 and 2025, respectively.

There was $7.3 million and $7.4 million of total unrecognized compensation cost related to non-vested share options as of March 31, 2026 and 2025, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.97 years and 2.09 years as of March 31, 2026 and 2025, respectively.

Options granted are valued using the Black-Scholes option pricing model. This model also requires assumptions, including expected option life, volatility, risk-free interest rate, and dividend yield, which greatly affect the calculated values. Amortization of the fair value of the options over vesting years has been expensed and credited to additional paid-in capital in shareholders’ equity.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The non-vested options as of and for the three-month period ending March 31 were as follows:

	2026
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,953,423	—	—	2,953,423	$1.77
Non-vested share options at beginning of period - Inducement Plan	—	301,917	—	301,917	2.03
Granted - 2019 Plan	2,131,500	—	—	2,131,500	1.74
Granted - Inducement Plan	—	419,000	—	419,000	1.75
Vested, outstanding 2011 Plan	—	—	—	—	—
Vested, outstanding - 2019 Plan	(622,785)	—	—	(622,785)	2.11
Vested, outstanding - Inducement Plan	—	(70,772)	—	(70,772)	2.61
Forfeited - 2011 Plan	—	—	—	—	—
Expired - 2019	—	—	—	—	—
Forfeited - Inducement Plan	—	—	—	—	—
Forfeited - 2019 Plan	—	—	—	—	-
Non-vested share options at end of period	4,462,138	650,145	—	5,112,283	$1.72
Non-vested share options at end of period - Weighted average fair value	$1.71	$1.79	$—

	2025
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,754,054	—	—	2,754,054	$2.33
Non-vested share options at beginning of period - Inducement Plan	—	176,709	—	176,709	4.19
Granted - 2019 Plan	1,151,400	—	—	1,151,400	1.64
Granted - Inducement Plan	—	244,000	—	244,000	2
Vested, outstanding - 2019 Plan	(944,594)	—	—	(944,594)	2.12
Vested, outstanding - Inducement Plan	—	(31,001)	—	(31,001)	4.53
Non-vested share options at end of period	2,960,860	389,708	—	3,350,568	$2.18
Non-vested share options at end of period - Weighted average fair value	$2.13	$2.54	$—

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended March 31,
	2026	2025
Exercise price	$1.95	$2.02
Share price	$1.95	$2.02
Volatility	126%	100%
Risk-free interest rate	3.91%	4.39%
Expected life	6.07 years	6.08 years
Dividend	0%	0%

Expected volatility is determined using the Company’s historical volatility. Prior to establishing sufficient historical volatility, the Company used comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

value for options granted during the three-months ended March 31, 2026 and 2025 was $4.4 million and $2.3 million, respectively.

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

The vesting of the performance-based stock options was conditional upon the FDA approval of etripamil. Subject to the option-holder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The weighted average grant date fair value of the performance stock options awarded was $1.38 per option. The Company recorded $0.1 million of expense related to the performance-based stock options during the three months ended March 31, 2026, as the performance conditions were met with FDA approval of etripamil for the treatment of PSVT on December 12, 2025. The Company did not record any expense related to the performance-based stock options during the three months ended March 31, 2025 as the performance conditions were not deemed probable of being met. No performance stock options were awarded for the three months ended March 31, 2026 and 2025.

Employee Stock Purchase Plan

On July 15, 2022, the Company offered an ESPP, in which participation is available to the Company’s employees in the United States and Canada who meet certain service eligibility requirements. Eligible employees may authorize an amount up to 15% of their salary to purchase common shares at the lower of a 15% discount to the beginning price of the participation period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twelve-month participation period in the event that the common share market value on a purchase date is less than the common shares value on the first day of the twelve-month offering period.

On January 1, 2026, the number of common shares reserved for issuance under the ESPP automatically increased by 487,837 shares. During the three months ended March 31, 2026, the Company terminated the ongoing ESPP offering effective in March after the completion of the first purchase period and recognized a de minimis amount of incremental stock-based compensation expense related to the unamortized compensation costs of the cancelled period. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model. As of March 31, 2026, 628,646 common shares have been issued under the ESPP.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these PSUs. As a result of the FDA approval on December 12, 2025, 100% of the outstanding PSUs vested at a grant date fair value of $1.74 per share. No additional PSUs were awarded for the three months ended March 31, 2026.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

Restricted Stock Units

Pursuant to the 2019 Plan, the Company issues restricted stock units, or “RSUs,” to employees which vest based on a service criteria. When vested, the RSUs represent the right to be issued a number of shares of the Company’s common shares equal to the number of RSUs granted. The grant date fair value for RSUs is based on the market price of the Company’s common shares on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term.

The total outstanding RSUs from the 2019 Plan as of and for the three-month period ending March 31 were as follows:

	2026		2025
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise	of shares	exercise
		price		price
Outstanding at beginning of period	950,700	$2.02	—	$—
Granted	1,591,650	1.99	988,850	2.02
Vested	(237,677)	2.02	—	—
Forfeited	—	—	—	—
Outstanding at end of period	2,304,673	$2.00	988,850	$2.02

The total unrecognized compensation cost related to the non-vested RSUs as of March 31, 2026, was $4.4 million and will be recognized over a weighted average period of approximately 3.50 years. The total unrecognized compensation cost related to the non-vested RSUs as of March 31, 2025 was $1.9 million and will be recognized over a weighted average period of approximately 3.8 years.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended March 31,
	2026	2025
Administration	$637	$737
Research and development	401	431
Commercial activities	244	183
Total	$1,282	$1,351

10. Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period. In addition to the conversion feature on the 2029 Convertible Notes and common warrants described in Note 8, “Shareholders’ Equity,” which the Company reviewed and concluded would be anti-dilutive if converted or exercised due to the facts surrounding the instruments, the following potentially dilutive securities have also been excluded from the computation of diluted weighted average shares outstanding as of March 31, as they would be anti-dilutive:

	2026	2025
Stock options and RSUs	15,451,170	13,041,341

Amounts above reflect the common share equivalents of the noted instruments.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

11. Royalty Financing Obligation

On March 27, 2023, the Company entered into a purchase and sale agreement, or the “Royalty Purchase Agreement,” with RTW and certain of its affiliates.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the FDA approval of etripamil (subject to certain conditions), at a purchase price of $75.0 million, the right to receive a tiered quarterly royalty payments, or the “Royalty Interest,” on the net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty,” of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

On January 12, 2026, the Company closed the sale of the Royalty Interest under the Royalty Purchase Agreement and received the $75.0 million purchase price.

The cash consideration obtained pursuant to the Royalty Purchase Agreement is recorded in “Royalty financing obligation” on the Company’s Condensed Consolidated Balance Sheets. Upon initial recognition, the royalty financing obligation was recorded based on the proceeds received. The Company subsequently measures the royalty financing obligation at amortized cost using the effective interest method. As of March 31, 2026, the carrying value of the royalty financing obligations under the Royalty Purchase Agreement approximated its fair value. The estimated fair value of the royalty financing obligations was based on the Company’s current estimates of future payments to RTW over the estimated term of the obligation, which are considered Level 3 inputs.

The Company utilizes the prospective method to account for subsequent changes in the estimated future royalties to be paid by the Company to the counterparty over the estimated term of the obligation. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. If the amount or timing of expected royalty payments differs from prior estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. On a quarterly basis, the Company assesses the projected royalty payments relative to the projected interest accretion for the next twelve months to determine if the royalty liability balance needs to be reduced relative to the current outstanding liability. In such case of excess payments relative to interest accretion for the next twelve months, the excess payments are considered to be a short-term liability and classified within current liabilities on the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreement based on the Company’s latest forecasts subsequent to the initial measurement.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table shows the royalty financing obligation activity for the three months ended March 31, 2026 as well as the effective interest rate as of March 31, 2026:

2026
Royalty financing obligation	$75,000
Non-cash Interest expense on Royalty financing obligation	3,133
Royalty revenues paid and payable	(22)
Balance as of March 31, 2026	$78,111

Effective Interest	19.6%

12. Other Receivables

Other receivables are comprised of the following:

	March 31, 2026	December 31, 2025
Interest receivable	$1,190	$196
Sales tax receivable	153	168
Employee withholding taxes receivable	—	1,115
Other current receivable	82	167
Total	$1,425	$1,646

13. Segment Reporting

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

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

The following table presents information about the Company’s significant segment expenses, as provided to the Company’s CODM, and includes a reconciliation to consolidated net loss:

	Three months ended March 31,
(in thousands)	2026	2025
Revenue	$238	$—

Less:
Cost of product sales	14	—
Research and development, net of tax credits, excluding share-based compensation	2,850	4,547
General and administrative, excluding share-based compensation	4,187	4,430
Commercial, excluding share-based compensation	15,568	10,195
Share-based compensation expense	1,282	1,351
Interest income	(1,732)	(697)
Royalty financing interest expense	3,133	—
Note payable interest expense	1,002	935
Net loss	$(26,066)	$(20,761)

The measure of segment assets is reported on the balance sheet as total consolidated assets.

14. Fair value of financial instruments

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

For the three months ended March 31, 2026 and 2025, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 6, “Debt,” for disclosure of the fair value of the 2029 Convertible Notes and Note 11, “Royalty Financing Obligation,” for disclosures about the royalty financing obligation. The estimated fair value of the royalty financing obligations is based on the Company’s current estimates of future payments to RTW over the estimated term of the obligation, which are considered Level 3 inputs.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

(in thousands of US dollars, except where noted and for share and per share data)

15. Subsequent Event

Warrants Exercised

Subsequent to the three-month period ended March 31, 2026, through to the date of issuance of the condensed consolidated financial statements, the Company raised aggregate gross proceeds of $10.0 million from the exercise of Series A Common Warrants previously issued in connection with the 2025 Offering. Specifically, 6,678,642 Series A Warrants were exercised for net proceeds of $9.4 million, after deducting underwriting commissions payable by the Company of $0.6 million.

Controlled Equity Offering

On May 13, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the "Sales Agreement," with Cantor Fitzgerald & Co., as sales agent, or the "Sales Agent," pursuant to which the Company may, from time to time, sell common shares, without par value per share, through the Sales Agent, or the “ATM Offering”. The Company will pay the Sales Agent a commission for its services as Sales Agent of 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Sales Agent pursuant to the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities And Exchange Commission, or “SEC,” on March 20, 2026. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

PSVT Continued Development Highlights

In November 2025, we submitted our marketing authorization application, or “MAA,” to the European Medicines Agency, or “EMA,” for review for approval to market etripamil nasal spray, under the trade name TACHYMISTTM, in the European Union. The MAA utilizes much of the clinical, manufacturing and quality data package that was submitted in the NDA which led to the US FDA approval.

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

On March 23, 2026, Corxel announced that it had entered into an Asset Purchase Agreement with Everest Medicines, or “Everest”, a biopharmaceutical company focused on the development, manufacturing, and commercialization of pharmaceutical products and vaccines, with an established commercial infrastructure in Greater China. Pursuant to that Asset Purchase Agreement, Everest acquired the rights to develop, manufacture, and commercialize CARDAMYST™ (etripamil) nasal spray in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.

The 500-patient Phase 3 trial (JX02002) met its primary endpoint, with a Kaplan Meier analysis showing a statistically significantly greater proportion of patients who self-administered etripamil converted from PSVT to sinus rhythm within 30 minutes compared to placebo (40.5% vs. 15.9%, respectively; hazard ratio [HR] = 3.00; 95% CI 1.58-5.71; p<0.001). Statistically significant (p<0.05) results were also shown for the secondary efficacy endpoints for percent of patients’ PSVT converted to sinus rhythm by 10, 15, 45 and 60 minutes after self-administration of study drug.

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

We have initiated a Phase 3 registrational program to evaluate self-administered etripamil as a potential treatment for patients with AFib-RVR and are currently onboarding clinical sites. We expect to enroll the first patient in the trial in the second half of 2026. We intend to follow the supplemental New Drug Application, or “sNDA,” regulatory approval pathway and expect to leverage the initial PSVT indication and its safety database along with the results from the planned single Phase 3 study in AFib-RVR.

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

The Phase 3 study has been initiated and will be conducted in a medically unmonitored setting (e.g., at-home) in a manner very similar to the conduct of our Phase 3 development program for PSVT. The Phase 3 AFib-RVR study will enroll patients with a history of symptomatic AFib episodes, and will use a self-administered, repeat-dose regimen of 70 mg per dose (the dose and dosing approach that was studied in the RAPID trial in patients with PSVT). The Phase 3 study’s target population will be patients with verified history of AFib-RVR, and the ITT population will be all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil versus placebo, as was studied in the ReVeRA trial in AFib-RVR. The key secondary endpoint will be based on a PRO of symptomatic improvement, discussed with the FDA, which is similar to the PRO questions utilized in our PSVT and AFib-RVR programs. The study has been powered and sized based upon approximately 150 events from 150 unique patients with a history of symptomatic episodes of AFib-RVR.

Operations Overview

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently, preparing for commercialization. We have historically operated our business using a significant outsourcing model. As such, our team is currently composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. On December 12, 2025, we announced that the FDA approved our first commercial product, CARDAMYST™ (etripamil) nasal spray, a prescription medication for the conversion of acute symptomatic episodes of paroxysmal supraventricular tachycardia, or “PSVT,” to sinus rhythm in adults. As a result, we expect our future commercial expenses will increase as we invest in the infrastructure, personnel, and operational expenses required to commercialize CARDAMYST in the United States. We also expect inventory balances to increase as we capitalize costs related to the production of CARDAMYST for commercial sale in the United States. In addition, we expect to continue to incur significant research and development and general administrative expenses related to our operations as we advance etripamil nasal spray for the treatment of AFib-RVR and continue to invest in the resources needed to support a developing commercialized public company.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2026 and 2025, we recorded net losses of $26.1 million and $20.8 million, respectively. As of March 31, 2026, we had an accumulated deficit of $456.7 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on commercialization of CARDAMYST and the development of an additional etripamil indication. We had $71.3 million of cash and cash equivalents and $112.9 million of short-term investments as of March 31, 2026.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

●	continue our ongoing and planned development of etripamil, including future Phase 3 clinical trials for the treatment of AFib-RVR and potential Phase 4 clinical trials for treatment of PSVT;
●	seek, either directly or through collaboration with our partners, marketing approval for etripamil nasal spray for the treatment of PSVT from regulatory agencies responsible for regions outside the United States;
●	seek marketing approvals for etripamil for the treatment of AFib-RVR and other cardiovascular indications;
●	increase our sales, marketing, manufacturing, and distribution capability, either directly or indirectly through third parties;

●	build a portfolio of product candidates through development, or the acquisition of in-license of drugs, product candidates or technologies;
●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;
●	maintain, protect, and expand our intellectual property portfolio;
●	hire additional clinical, regulatory, and scientific personnel;
●	add operational, financial, and management information systems and personnel, or other general & administrative personnel, including personnel to support our product development and potential expansion of our future commercialization efforts; and
●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Recent Developments

On May 13, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement, or the "Sales Agreement," with Cantor Fitzgerald & Co., as sales agent, or the "Sales Agent," pursuant to which we may, from time to time, sell common shares, without par value per share, through the Sales Agent, or the “ATM Offering”. We are not obligated to, and cannot provide any assurances that we will make any sales of our shares under the Sales Agreement. For more details on the Sales Agreement, see Item 5. Other Information.

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

Components of Results of Operations

Revenues

Product Revenue

On January 26, 2026, CARDAMYST (etripamil) nasal spray for the management of PSVT became available in the United States through retail pharmacies and our national sales force was deployed mid-February 2026. We initiated shipments of CARDAMYST to customers in the United States, which include major wholesalers, in January 2026. We recognize revenue for products received by our customers net of allowances for customer discounts, service fees, estimated returns, and estimated rebates. Product revenues were $0.2 million during the three months ended March 31, 2026. We earned no product revenue during the three months ended March 31, 2025.

License Revenue

We earn license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel. During the three months ended March 31, 2026 and 2025, no milestones were achieved, and no revenue was recorded under the Ji Xing License Agreement. On March 23, 2026, Corxel announced that it had entered into an Asset Purchase Agreement with Everest. Pursuant to that Asset Purchase Agreement, Everest acquired the rights to develop, manufacture, and commercialize CARDAMYST™ (etripamil) nasal spray in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.

Cost of product sales

Cost of product sales includes the costs of producing inventory related to CARDAMYST including manufacturing, freight, overhead, and any inventory valuation adjustments. Cost of product sales is recognized in the period in which the related product revenue is earned.

Prior to FDA approval on December 12, 2025, all manufacturing costs for CARDAMYST were expensed as research and development costs. As a result, inventory on hand at the time of approval had a zero-cost basis.

For the three months ended March 31, 2026, we recognized a de minimis amount of cost of product sales, consisting primarily of post-approval manufacturing activities, including final packaging costs. Accordingly, cost of product sales does not reflect the full cost of units sold, and gross margin is not representative of our expected long-term cost structure. We expect cost of product sales to increase in future periods as we sell inventory manufactured after FDA approval. We recorded no cost of product sales for the three months ended March 31, 2025.

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

General and Administrative Expenses

General and administrative expenses include personnel and related compensation costs, expenses for outside professional services, lease expenses, insurance expenses, and other general administrative expenses. Personnel costs consist of salaries, bonuses, benefits, related payroll taxes, and share-based compensation. Outside professional services consist of legal, accounting, and audit services and other consulting fees.

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

Interest Expense

Interest expense primarily consists of contractual debt interest expense, amortization of debt costs, and interest related to the royalty financing obligation.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations and changes:

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change

Revenue
Product sales, net	$238	$—	$238	100.0%
License and other revenue	—	—	—	0.0%
Total Revenue	238	—	238	100.0%

Operating expenses
Cost of product sales	$14	$—	$14	100.0%
Research and development, net of tax credits	3,251	4,978	(1,727)	(34.7)%
General and administrative	4,824	5,167	(343)	(6.6)%
Commercial	15,812	10,378	5,434	52.4%
Total operating expenses	23,901	20,523	3,378	16.5%
Loss from operations	(23,663)	(20,523)	(3,140)	15.3%
Interest income	1,732	697	1,035	148.5%
Interest expense	(4,135)	(935)	(3,200)	342.3%
Net loss	$(26,066)	$(20,761)	$(5,305)	25.6%

Revenue

Product Revenue

On January 26, 2026, CARDAMYST (etripamil) nasal spray for the management of PSVT in the United States became available through U.S. retail pharmacies and our national sales force was deployed mid-February 2026. We initiated shipments of CARDAMYST to customers in the United States, which include major wholesalers, in January 2026. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, estimated returns, and estimated rebates. Product revenues were $0.2 million during the three months ended March 31, 2026. We earned no product revenue during the three months ended March 31, 2025.

License Revenue

During the three months ended March 31, 2026 and 2025, no milestones were achieved, and no revenue was recorded.

Research and Development Expenses, Net of Tax Credits

The following table shows our research and development expenses by type of activity for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Clinical	$1,427	$1,749	$(322)	(18.4)%
Drug manufacturing and formulation	371	1,966	(1,595)	(81.1)%
Regulatory and other costs	1,562	1,356	206	15.2%
Less: R&D tax credits	(109)	(93)	(16)	17.2%
Total R&D expenses	$3,251	$4,978	$(1,727)	(34.7)%

Research and development expenses, net of tax credits, decreased by $1.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in outside service costs related to drug development and research.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

General and Administrative

General and administrative expenses decreased by $0.3 million, or 6.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in professional costs partially offset by an increase in personnel costs.

Commercial

Commercial expenses increased by $5.4 million, or 52.4%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase is primarily a result of additional personnel costs, professional costs, and other operational expenses related to the launch of CARDAMYST.

Interest Income

Interest income was $1.7 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase in interest income was primarily due to higher average cash, cash equivalents, and short-term investment balances during the three months ended March 31, 2026 compared to the same period in 2025, driven by proceeds from the July 2025 underwritten public offering, or the “2025 Offering,” and the purchase and sale agreement, or the “Royalty Purchase Agreement.”

Interest Expense

Interest expense increased by $3.2 million, or 342.3%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily a result of $3.1 million of interest expense recognized on the royalty financing obligation during the three months ended March 31, 2026 (see Note 11, “Royalty Financing Obligation” in the accompanying notes to our interim condensed consolidated financial statements).

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for the foreseeable future. As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $184.2 million and an accumulated deficit of $456.7 million.

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

During the three-month period ended March 31, 2026, 5,666,666 Series A Common Warrants were exercised for net proceeds of $8.0 million, after deducting underwriting commissions paid and payable of $0.5 million.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “ATM Program,” under which we could issue and sell our common shares having an aggregate offering price of up to $50.0 million through Jefferies LLC, or “Jefferies,” as sales agent or principal. On March 18, 2025, we entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement,” with Jefferies. The Amended Agreement amends and restates, in its entirety, the Original Sale Agreement. Under the Amended Agreement, we were able to sell our common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” The ATM Shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-283162). We previously issued 361,236 common shares under the Original Sale Agreement, resulting in net proceeds of approximately $2.6 million (net of issuance costs of approximately $0.1 million). We issued 5,526,590 shares under the amended agreement resulting in net proceeds of $10.9 million, after deducting sales agent commissions payable by us of $0.3 million during the three-month period ended March 31, 2026. On March 6, 2026, we terminated the Amended Agreement.

Based on our current operating plan, we expect our existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ending March 31, 2026. We believe there are currently no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Royalty Purchase Agreement

On March 27, 2023, we entered into the Royalty Purchase Agreement with RTW Royalty I DAC, an affiliate of RTW Investments, LP, or “RTW,” pursuant to which RTW agreed to purchase, following U.S. Food and Drug Administration approval of etripamil for the treatment of PSVT (subject to certain conditions), at a purchase price of $75.0 million, the right to receive tiered quarterly royalty payments, or the “royalty interest,” on net product sales of CARDAMYST (etripamil) in the United States.

On January 12, 2026, the Company closed the sale of the royalty interest under the Royalty Purchase Agreement and received cash of $75.0 million from RTW in exchange for future royalty payments (see Note 11, “Royalty Financing Obligation” in the accompanying notes to our interim condensed consolidated financial statements).

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

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned clinical trials and other development activities of etripamil in AFib-RVR and in other cardiovascular indications;
●	the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing, and outcome of regulatory review of subsequent etripamil indications and any future product candidates;
●	the costs and timing of CARDAMYST commercialization activities, including product manufacturing, marketing, sales, and distribution for CARDAMYST and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(16,053)	$(13,952)	$(2,101)	15.1%
Investing activities	(80,030)	33,583	(113,613)	(338.3)%
Financing activities	94,354	140	94,214	67295.7%
Net (decrease) increase in cash and cash equivalents during the period	$(1,729)	$19,771	$(21,500)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $16.1 million, which consisted primarily of a net loss of $26.1 million, offset by a net cash increase of $4.5 million related to the change in assets and liabilities, non-cash charges of $1.3 million related to share-based compensation, and non-cash interest charges and debt costs of $4.1 million related to the 2029 Convertible Notes and royalty financing obligation.

Net cash used in operating activities during the three months ended March 31, 2025 was $14.0 million, which consisted primarily of a net loss of $20.8 million, offset by a net cash increase of $4.6 million related to the change in assets and liabilities, non-cash charges of $1.4 million related to share-based compensation, and non-cash interest charges of $0.9 million related to the 2029 Convertible Notes.

Investing Activities

In the three months ended March 31, 2026, we acquired $80.0 million of short-term investments. In the three months ended March 31, 2025, we acquired $0.9 million of short-term investments, and we redeemed $34.5 million in short-term investments.

Financing Activities

In the three months ended March 31, 2026, our financing activities provided cash proceeds of $94.4 million. These proceeds were primarily a result of the $75.0 million received from the Royalty Purchase Agreement, $8.3 million, net of issuance costs, from the exercise of Series A Common Warrants under the 2025 Offering, and $10.9 million net of issuance costs, for shares sold under the ATM Program.

In the three months ended March 31, 2025, our financing activities provided cash proceeds of $0.1 million. These proceeds were primarily a result of common shares issued pursuant to our employee stock purchase plan.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 20, 2026.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2026, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

●	Estimate of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with contract research organizations, or “CROs,” contract manufacturing organizations, or “CMOs,” and clinical trial sites which in turn impact the research and development expenses.
●	Estimate of the grant date fair value of share options granted to employees, consultants and directors, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model.
●	Estimate of the transaction price when recognizing revenue. Net revenue from sales of CARDAMYST is recorded at net selling price (transaction price), which includes reserves for variable consideration.
●	Estimates of the timing and amount of future royalty payments to be generated from product sales over the expected repayment term, which are used to determine the effective interest rate and resulting interest expense and carrying amount of the royalty financing obligation.

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

a) Research and Development Expenses — Accruals

Research and development costs are charged against income in the period of expenditure. Our research and development costs consist primarily of salaries and fees paid to CROs and to CMOs for clinical trial expenses and manufacturing costs prior to FDA approval.

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

c) Gross-to-net revenue adjustments

Net revenue from sales of CARDAMYST is recorded at net selling price (transaction price), which includes reserves for variable consideration such as (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs, and (iv) estimated product returns. These reserves, representing our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contracts and statutory requirements, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of us or a current liability if a payment is required of us. Actual amounts of consideration may differ from our estimates. If actual results vary from estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.

d) Royalty financing obligation

Our accounting for our royalty financing obligation involves significant judgment and estimates and is therefore considered a critical accounting estimate. The obligation is accounted for as debt and measured at amortized cost using the effective interest method. At inception, and in subsequent periods, the carrying value of the royalty financing obligation and the related interest expense depend on estimates of the timing and amount of future royalty payments expected to be generated from product sales over the life of the arrangement, as well as the expected repayment term. These estimates are used to determine the effective interest rate applied to accrete the obligation over time.

The estimation of future royalty payments is inherently uncertain and requires management judgment regarding key assumptions, including expected future net product sales, the timing of commercial production, and the duration of the underlying patent subject to the royalty. Actual royalty payments may differ materially from management’s estimates due to changes in production levels, operational performance, or other factors beyond our control.

Changes in the estimated amount or timing of future royalty payments result in a prospective adjustment to the effective interest rate and the pattern of interest expense recognized over the remaining term of the obligation. As a result, revisions to these estimates could have a material impact on future interest expense and the carrying value of the royalty financing obligation. We periodically review and update our estimates based on available information; however, actual results may differ materially from those estimates.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. For the three-month period ended March 31, 2026, we had cash and cash equivalents of $71.3 million and short-term investments of $112.9 million. These cash and cash equivalents and short-term investments consist primarily of bank deposits, guaranteed investment certificates, and U.S. treasury bills. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2026, our net monetary exposure denominated in Canadian dollars was $3.6 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 20, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

Controlled Equity Offering

On May 13, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement, or the "Sales Agreement," with Cantor Fitzgerald & Co., as sales agent, or the "Sales Agent," pursuant to which we may, from time to time, sell common shares, without par value per share, through the Sales Agent, or the “ATM Offering”. We are not obligated to, and cannot provide any assurances that we will make any sales of our shares under the Sales Agreement.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an "at-the-market" offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions. The Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties. We will pay the Sales Agent a commission for its services as Sales Agent of 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Sales Agent pursuant to the Sales Agreement.

The common shares being offered pursuant to the Sales Agreement will be offered and sold pursuant to a shelf registration statement on Form S-3 and prospectus relating to the ATM Offering that we will file with the SEC.

The offering of shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement in accordance with its terms.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
10.1+	Non-Employee Director Compensation Policy, as amended.
10.2+**	Employment Agreement, dated January 19, 2026, between David Sandoval and Milestone Pharmaceuticals Inc.
10.3	Controlled Equity OfferingSM dated May 13, 2026, by and between Milestone Pharmaceuticals Inc. and Cantor Fitzgerald & Co.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

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

**

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE PHARMACEUTICALS INC.

Date: May 13, 2026	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)