Form 10-Q
period 2026-06-30
Milestone Pharmaceuticals Inc.
filed 2026-08-12
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 124,497,980 common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of U.S. dollars, except share data)

	June 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$169,728	$73,046
Short-term investments	881	32,914
Accounts receivable, net	2,720	—
License receivable	—	1,546
Research and development tax credits receivable	515	316
Prepaid expenses	1,035	1,805
Inventory, net	4,722	648
Other receivables	726	1,646
Total current assets	180,327	111,921
Operating lease right-of-use assets	829	1,129
Property and equipment, net	469	511
Total assets	$181,625	$113,561

Liabilities, and Shareholders' Equity

Current liabilities
Accounts payable	$8,454	$5,645
Accrued liabilities	11,983	7,644
Operating lease liabilities	670	647
Deferred revenue	1,034	—
Other current liabilities	43	43
Total current liabilities	22,184	13,979
Operating lease liabilities, net of current portion	192	539
Senior secured convertible notes	59,207	57,191
Royalty financing obligation, long-term	81,763	—
Other long-term liabilities	61	83
Total liabilities	163,407	71,792

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 124,497,980 shares issued and outstanding as of June 30, 2026, 106,236,344 shares issued and outstanding as of December 31, 2025	384,985	352,619
Pre-funded warrants - 16,412,925 issued and outstanding as of June 30, 2026, and 16,412,925 as of December 31, 2025	55,649	55,649
Additional paid-in capital	62,867	64,104
Accumulated deficit	(485,283)	(430,603)

Total shareholders’ equity	18,218	41,769

Total liabilities and shareholders’ equity	$181,625	$113,561

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues
Product revenue, net	$559	$—	$797	$—
License and other revenue	—	—	—	—
Total revenues	559	—	797	—

Operating Expenses
Cost of product sales	32	—	46	—
Research and development, net of tax credits	3,509	3,669	6,760	8,647
Selling, general and administrative	22,648	8,862	43,284	24,407
Total operating expenses	26,189	12,531	50,090	33,054

Loss from operations	(25,630)	(12,531)	(49,293)	(33,054)

Interest income	1,741	516	3,473	1,213
Interest expense	(4,725)	(951)	(8,860)	(1,886)

Net loss and comprehensive loss	$(28,614)	$(12,966)	$(54,680)	$(33,727)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	138,691,580	66,380,118	134,512,026	66,333,024

Net loss per share, basic and diluted	$(0.21)	$(0.20)	$(0.41)	$(0.51)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands of U.S. dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of March 31, 2025	53,464,273	$288,188	12,910,590	$53,076	$40,919	$(388,306)	$(6,123)
Transactions during the three-month period ended June 30, 2025
Net loss	—	—	—	—	—	(12,966)	(12,966)
Exercise of stock options	29,988	75	—	—	(39)	—	36
Share-based compensation	—	—	—	—	1,308	—	1,308
Balance as of June 30, 2025	53,494,261	$288,263	12,910,590	$53,076	$42,188	$(401,272)	$(17,745)

Balance as of March 31, 2026	117,794,417	$373,702	16,412,925	$55,649	$63,367	$(456,669)	$36,049
Transactions during the three-month period ended June 30, 2026
Net loss	—	—	—	—	—	(28,614)	(28,614)
Exercise of stock options	24,921	53	—	—	(25)	—	28
Exercise of Series A common stock warrants, net of issuance costs	6,678,642	11,230	—	—	(1,813)	—	9,417
Share-based compensation	—	—	—	—	1,338	—	1,338
Balance as of June 30, 2026	124,497,980	$384,985	16,412,925	$55,649	$62,867	$(485,283)	$18,218

Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147
Transactions during the six-month period ended June 30, 2025
Net loss	—	—	—	—	—	(33,727)	(33,727)
Exercise of stock options	29,988	75	—	—	(39)	—	36
Share-based compensation	—	—	—	—	2,659	—	2,659
Employee stock purchase plan purchases	110,289	140	—	—	—	—	140
Balance as of June 30, 2025	53,494,261	$288,263	12,910,590	$53,076	$42,188	$(401,272)	$(17,745)

Balance as of December 31, 2025	106,236,344	$352,619	16,412,925	$55,649	$64,104	$(430,603)	$41,769
Transactions during the six-month period ended June 30, 2026
Net loss	—	—	—	—	—	(54,680)	(54,680)
Exercise of stock options	24,921	53	—	—	(25)	—	28
Exercise of Series A common stock warrants, net of issuance costs	12,345,308	20,759	—	—	(3,352)	—	17,407
Share-based compensation	—	—	—	—	2,620	—	2,620
Issuance of common shares, vesting of restricted stock units	237,677	480	—	—	(480)	—	—
Issuance of common shares, net of issuance costs	5,526,590	10,890	—	—	—	—	10,890
Employee stock purchase plan purchases	127,140	184	—	—	—	—	184
Balance as of June 30, 2026	124,497,980	$384,985	16,412,925	$55,649	$62,867	$(485,283)	$18,218

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(54,680)	$(33,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	113	55
Amortization of debt costs	235	208
Accretion of investment discount	—	(81)
Non-cash interest expense related to senior secured convertible note	1,781	1,678
Non-cash interest expense related to royalty financing obligation	6,838	—
Share-based compensation expense	2,620	2,659
Changes in operating assets and liabilities:
Accounts receivable, net	(2,720)	—
License receivable	1,546	—
Other receivables	920	566
Research and development tax credits receivable	(199)	(178)
Prepaid expenses	770	1,092
Inventory	(4,074)	—
Operating lease assets and liabilities	(24)	(3)
Accounts payable	2,809	996
Accrued liabilities	4,264	217
Deferred revenue	1,034	—

Net cash used in operating activities	(38,767)	(26,518)

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	(71)	(17)
Acquisition of short-term investments	(79,967)	(922)
Redemption of short-term investments	112,000	44,466

Net cash provided by investing activities	31,962	43,527

Cash flows provided by (used in) financing activities
Proceeds from exercise of options	28	36
Proceeds from Royalty Financing Arrangement	75,000	—
Proceeds from issuance of common shares, net of issuance costs	10,890	—
Proceeds from exercise of series A warrants, net of issuance costs	17,407	—
Proceeds from employee stock purchase plan	184	140
Payment of property and equipment financing	(22)	—

Cash provided by financing activities	103,487	176

Net increase in cash and cash equivalents	96,682	17,185

Cash and cash equivalents – Beginning of period	73,046	25,314

Cash and cash equivalents – End of period	$169,728	$42,499

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

1. Organization and Nature of Operations

Milestone Pharmaceuticals Inc., or “Milestone,” or the “Company,” is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone’s headquarters is currently located in Montréal (Québec), Canada. The Company’s common shares began trading on The Nasdaq Global Select Market on May 9, 2019, and trade under the symbol “MIST”. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent rapid-onset calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. On December 12, 2025, CARDAMYST™ (etripamil) was approved by the U.S. Food and Drug Administration, or “FDA,” to treat paroxysmal supraventricular tachycardia, or “PSVT.” The Company launched CARDAMYST through U.S. retail pharmacies in February 2026. The Company is also developing etripamil for the treatment of atrial fibrillation with rapid ventricular rate, or “AFib-RVR,” and other cardiovascular indications.

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

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its condensed consolidated balance sheet as of June 30, 2026, and its condensed consolidated statements of loss and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and its condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025.

The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited annual consolidated financial statements, but does not contain all the footnote disclosures required by U.S. GAAP. In the first quarter of 2026, amounts previously presented as “Accounts payable and accrued liabilities” on the Condensed Consolidated Balance Sheets were disaggregated and presented separately as “Accounts payable” and “Accrued liabilities.” Comparative balance sheet amounts have been disaggregated to conform with the current period presentation. Additionally, commencing in the second quarter of 2026, amounts previously presented as “Commercial” and “General and administrative” expenses in the Condensed Consolidated Statement of Loss are aggregated and presented as “Selling, general and administrative.”  Comparative amounts have been aggregated to conform with the current period presentation.

These unaudited interim condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

e) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and expects to continue to incur additional costs in connection with the initial launch and continued commercialization of CARDAMYST. To date the Company has, and intends to continue, financing commercialization and working capital needs from existing cash, proceeds from the commercialization of CARDAMYST, royalty revenue, the exercise of outstanding common stock options and warrants to purchase common stock, and existing and possible future licensing and commercial partnership agreements. As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of $170.6 million and an accumulated deficit of $485.3 million. The Company believes that its cash, cash equivalents, and short-term investments as of June 30, 2026, will be sufficient to fund its planned operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

The Company has historically financed its operations primarily through the sale of equity securities, convertible notes, short-term investments, and from cash received pursuant to its license agreement. Although the Company is now generating product revenues from the sale of CARDAMYST, the Company is in the initial stages of launch, and as such, expects operating losses and negative cash flows from operations to continue for the foreseeable future. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

The Company’s product revenues for the three and six months ended June 30, 2026, relate to sales of CARDAMYST in the United States. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

the same period in which the related revenue is recognized, resulting in a reduction of product revenue and establishment of a current liability.

Rebates: The Company’s rebates include amounts paid to managed care organizations, Medicaid, Medicare, and other rebate programs. Reserves for rebates are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued liabilities on the consolidated balance sheet. The Company’s estimate for rebates is based on statutory or contractual discount rates, expected utilization or an estimated number of patients on treatment, as applicable.

License Revenue

The Company recorded no license revenue for either of the three and six months ended June 30, 2026 and 2025.

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

No milestones were achieved under the Ji Xing License Agreement during either of the three and six months ended June 30, 2026 and 2025. For additional information regarding the license agreement, see Note 3, “Revenue,” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

For the three and six months ended June 30, 2026, the Company recognized a de minimis amount of cost of product sales, consisting primarily of post-approval manufacturing activities, including final packaging costs. Accordingly, cost of product sales for the period may not be indicative of the full cost of units sold, and gross margin may not be representative of future periods. The Company recorded no cost of product sales for the three and six months ended June 30, 2025.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

3. Revenues

The Company recorded product revenues from the U.S. sales of CARDAMYST of $0.6 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and no revenue for either of the three and six months ended June 30, 2025.

The Company recorded no license revenue for either of the three and six months ended June 30, 2026 and 2025.

4. Short-term Investments

As of June 30, 2026, short-term investments of $0.9 million were comprised of term deposits, earning interest of 2.61% and maturing on March 9, 2027. These short-term investments were in scope of ASC 320, Investments-Debt Securities. The short-term investments maturity is greater than 90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost. Interest income earned on short-term investments is reported in interest income. The Company had short-term investments of $32.9 million as of December 31, 2025.

As of June 30, 2026, $0.9 million in short-term investments were pledged as collateral for a letter of credit.

5. Inventory

As of June 30, 2026 and December 31, 2025, the Company’s inventory consisted entirely of CARDAMYST related inventory. The Company’s inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$—	$—
Work-in-process	4,345	521
Finished goods	377	127
Total inventory	4,722	648

6. Debt

On March 27, 2023, the Company entered into a note purchase agreement, or the “Note Purchase Agreement,” with RTW Investments LP and certain of its affiliates, or collectively, “RTW.” On March 29, 2023, the Company closed the transactions contemplated by the Note Purchase Agreement, and issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes,” to the holders. On June 29, 2026, the Company amended the Note Purchase agreement to extend the Company’s option to pay cash interest or payment-in-kind interest, at its election from March 31, 2026 to March 31, 2027.  The Company considered the amendment to be a modification of its debt with a nominal impact.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features, which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of June 30, 2026, the estimated fair value of the 2029 Convertible Notes was approximately $62.1 million based on level 2 inputs, including volatility and credit spread. For more details on the agreement with RTW, see Note 11, “Debt,” to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The net carrying amount of the 2029 Convertible Notes are as follows:

	June 30, 2026	December 31, 2025
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	10,708	8,927
Unamortized debt discount	(328)	(374)
Unamortized debt issuance costs	(1,173)	(1,362)
Total	$59,207	$57,191

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$897	$845	$1,782	$1,678
Amortization of debt discount	27	23	52	45
Amortization of debt issuance costs	96	83	188	163
Total	$1,020	$951	$2,022	$1,886

7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2026	December 31, 2025

Accrued compensation and benefits payable	2,128	2,458
Accrued research and development liabilities	809	384
Accrued selling and marketing liabilities	5,617	2,201
Accrued underwriting fees	—	1,302
Accrued legal liabilities	123	296
Accrued medical liabilities	602	508
Other accrued liabilities	1,203	495
Revenue-related reserves for discounts and allowances	1,501	—
Total	$11,983	$7,644

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

8.  Shareholders’ Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 124,497,980 shares were issued and outstanding as of June 30, 2026.

As of June 30, 2026, there were 2,774,440 common shares available for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 2,145,794 are available for future purchases.

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

On July 29, 2020, the Company entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “ATM Program,” under which the Company could issue and sell its common shares having an aggregate offering price of up to $50.0 million. On March 18, 2025, the Company entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement.” Under the Amended Agreement, the Company may issue and sell its common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the approximately $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” As disclosed in Note 21, “Subsequent Events,” to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company issued 5,526,590 shares under the amended agreement resulting in net proceeds of $10.9 million, after deducting sales agent commissions payable by the Company of $0.3 million during the six-month period ended June 30, 2026. On March 6, 2026, the Company terminated the Amended Agreement and no further sales will be made under this agreement.

On May 13, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the "Sales Agreement," with Cantor Fitzgerald & Co., as sales agent, or the "Sales Agent," pursuant to which the Company may, from time to time, sell common shares, without par value per share, through the Sales Agent. The Company will pay the Sales Agent a commission for its services as Sales Agent of 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Sales Agent pursuant to the Sales Agreement. No shares were issued under the Sales Agreement for the six-month period ended June 30, 2026.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

During the three-month period ended June 30, 2026, 6,678,642 Series A Common Warrants were exercised for net proceeds of $9.4 million, after deducting underwriting commissions paid by the Company of $0.6 million. During the six-month period ended June 30, 2026, 12,345,308 Series A Common Warrants were exercised for net proceeds of $17.4 million, after deducting underwriting commissions paid by the Company of $1.1 million. As of June 30, 2026, 15,705,662 Series A Common Warrants and 34,335,669 Series B Common Warrants remained outstanding.

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

On June 10, 2026, at the Company’s 2026 Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the 2019 Plan to, among other things, increase the number of ordinary shares authorized for issuance by 6,800,000 shares. Under the 2019 Plan, 183,349 options have been forfeited or expired under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 of previously issued options were cancelled and were made available for future grants. As of June 30, 2026, there were 22,514,455 common shares available for issuance under the 2019 Plan, of which 7,607,210 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan.” This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. On March 17, 2026, the Company’s board of directors approved an increase to the 2021 Inducement Plan pool of 800,000 shares. As of June 30, 2026, there were 1,800,000 shares available for issuance under the 2021 Inducement Plan, of which 548,000 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan, and Inducement Plan as of and for the six-month periods ending June 30 were as follows:

	2026
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,294,691	1,294,691	$2.23
Outstanding at beginning of period - 2019 Plan	8,591,306	—	—	8,591,306	4.21
Outstanding at beginning of period - Inducement Plan	—	710,000	—	710,000	4.76
Granted - 2019 Plan	2,807,000	—	—	2,807,000	1.79
Granted - Inducement Plan	—	542,000	—	542,000	1.81
Exercised - 2011 Plan	—	—	(24,921)	(24,921)	1.12
Outstanding at end of period	11,398,306	1,252,000	1,269,770	13,920,076	$3.48
Outstanding at end of period - Weighted average exercise price	$3.61	$3.48	$2.25
Exercisable at end of period	6,978,257	493,206	1,269,770	8,741,233	$4.40
Exercisable at end of period - Weighted average exercise price	$4.69	$5.90	$2.25

	2025
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,632,485	1,632,485	$2.11
Outstanding at beginning of period - 2019 Plan	7,604,606	—	—	7,604,606	4.97
Outstanding at beginning of period - Inducement Plan	—	496,000	—	496,000	5.99
Granted - 2019 Plan	1,511,400	—	—	1,511,400	1.96
Granted - Inducement Plan	—	244,000	—	244,000	2.01
Exercised - 2011 Plan	—	—	(29,988)	(29,988)	1.12
Forfeited - Inducement Plan	—	(74,917)	—	(74,917)	2.32
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	2.19
Outstanding at end of period	9,014,490	665,083	1,602,497	11,282,070	$4.18
Outstanding at end of period - Weighted average exercise price	$4.49	$4.94	$2.12
Exercisable at end of period	6,162,757	381,291	1,602,497	8,146,545	$4.78
Exercisable at end of period - Weighted average exercise price	$5.38	$6.20	$2.12

The weighted average remaining contractual life was 6.8 and 6.7 years for outstanding options as of June 30, 2026 and 2025, respectively. The weighted average remaining contractual life was 5.5 and 5.8 years for vested options, as of June 30, 2026 and 2025, respectively.

There was $7.0 million and $5.5 million of total unrecognized compensation cost related to non-vested share options as of June 30, 2026 and 2025, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.8 years and 1.9 years as of June 30, 2026 and 2025, respectively.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

The non-vested options as of and for the three-month periods ending June 30 were as follows:

	2026
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,953,423	—	—	2,953,423	$1.77
Non-vested share options at beginning of period - Inducement Plan	—	301,917	—	301,917	2.03
Granted - 2019 Plan	2,807,000	—	—	2,807,000	1.55
Granted - Inducement Plan	—	542,000	—	542,000	1.62
Vested, outstanding - 2019 Plan	(1,340,374)	—	—	(1,340,374)	1.85
Vested, outstanding - Inducement Plan	—	(85,123)	—	(85,123)	2.56
Non-vested share options at end of period	4,420,049	758,794	—	5,178,843	$1.61
Non-vested share options at end of period - Weighted average fair value	$1.60	$1.68	$—

	2025
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,754,054	—	—	2,754,054	$2.33
Non-vested share options at beginning of period - Inducement Plan	—	176,709	—	176,709	4.19
Granted - 2019 Plan	1,511,400	—	—	1,511,400	1.62
Granted - Inducement Plan	—	244,000	—	244,000	1.62
Vested, outstanding - 2019 Plan	(1,312,205)	—	—	(1,312,205)	2.16
Vested, outstanding - Inducement Plan	—	(62,000)	—	(62,000)	4.53
Forfeited - Inducement Plan	—	(74,917)	—	(74,917)	1.82
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	1.76
Non-vested share options at end of period	2,851,733	283,792	—	3,135,525	$2.10
Non-vested share options at end of period - Weighted average fair value	$2.06	$2.53	$—

The fair value of options granted for the 2011 Plan, 2019 Plan and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Exercise price	$1.29	$1.75	$1.79	$1.97
Share price	$1.29	$1.75	$1.79	$1.97
Volatility	94%	131%	119%	106%
Risk-free interest rate	4.18%	4.06%	3.98%	4.33%
Expected life	5.46 years	5.27 years	5.93 years	5.93 years
Dividend	0%	0%	0%	0%

Expected volatility is determined using the Company’s historical volatility. Prior to establishing sufficient historical volatility, the Company used comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

value for options granted during the six-months ended June 30, 2026 and 2025 was $5.2 million and $2.7 million, respectively.

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

The vesting of the performance-based stock options was conditional upon the FDA approval of etripamil. Subject to the option-holder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The weighted average grant date fair value of the performance stock options awarded was $1.38 per option. The Company recorded $0.1 million and $0.2 million of expense related to the performance-based stock options during the three and six months ended June 30, 2026, respectively, as the performance conditions were met with FDA approval of etripamil for the treatment of PSVT on December 12, 2025. The Company did not record any expense related to the performance-based stock options during the three and six months ended June 30, 2025 as the performance conditions were not deemed probable of being met. No performance stock options were awarded for the three and six months ended June 30, 2026 and 2025.

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

On January 1, 2026, the number of common shares reserved for issuance under the ESPP automatically increased by 487,837 shares. The Company terminated the ongoing ESPP offering effective in March after the completion of the first purchase period and recognized a de minimis amount of incremental stock-based compensation expense related to the unamortized compensation costs of the cancelled period. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model. As of June 30, 2026, 628,646 common shares have been issued under the ESPP.

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these PSUs. As a result of the FDA approval on December 12, 2025, 100% of the outstanding PSUs vested at a grant date fair value of $1.74 per share. No additional PSUs were awarded for the three and six months ended June 30, 2026.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

The total outstanding RSUs from the 2019 Plan as of and for the six-month periods ending June 30 were as follows:

	2026		2025
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise	of shares	exercise
		price		price
Outstanding at beginning of period	950,700	$2.02	—	$—
Granted	1,591,650	1.99	988,850	2.02
Vested	(237,677)	2.02	—	—
Forfeited	—	—	—	—
Outstanding at end of period	2,304,673	$2.00	988,850	$2.02

The total unrecognized compensation cost related to the non-vested RSUs as of June 30, 2026, was $4.1 million and will be recognized over a weighted average period of approximately 3.3 years. The total unrecognized compensation cost related to the non-vested RSUs as of June 30, 2025 was $1.8 million and will be recognized over a weighted average period of approximately 3.6 years.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$963	$941	$1,844	$1,862
Research and development	375	367	776	797
Total	$1,338	$1,308	$2,620	$2,659

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

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

	2026	2025
Stock options and RSUs	16,224,749	13,194,920

Amounts above reflect the common share equivalents of the noted instruments.

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

The cash consideration obtained pursuant to the Royalty Purchase Agreement is recorded in “Royalty financing obligation” on the Company’s Condensed Consolidated Balance Sheets. Upon initial recognition, the royalty financing obligation was recorded based on the proceeds received. The Company subsequently measures the royalty financing obligation at amortized cost using the effective interest method. As of June 30, 2026, the carrying value of the royalty financing obligations under the Royalty Purchase Agreement approximated its fair value. The estimated fair value of the royalty financing obligations was based on the Company’s current estimates of future payments to RTW over the estimated term of the obligation, which are considered Level 3 inputs.

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

During the six months ended June 30, 2026, there were no significant changes to the amount and timing of expected royalties under the Royalty Purchase Agreement based on the Company’s latest forecasts subsequent to the initial measurement.

The following table shows the royalty financing obligation activity for the three and six months ended June 30 as well as the effective interest rate as of June 30:

2026
Royalty financing obligation	$75,000
Non-cash Interest expense on Royalty financing obligation	3,133
Royalty revenues paid and payable	(22)
Balance as of March 31, 2026	$78,111
Non-cash Interest expense on Royalty financing obligation	3,705
Royalty revenues paid and payable	(53)
Balance as of June 30, 2026	$81,763

Effective Interest	19.03%

12. Other Receivables

Other receivables are comprised of the following:

	June 30, 2026	December 31, 2025
Interest receivable	$528	$196
Sales tax receivable	139	168
Employee withholding taxes receivable	—	1,115
Other current receivable	59	167
Total	$726	$1,646

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

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

The following table presents information about the Company’s significant segment expense categories, as provided to the Company’s CODM on a regular basis, and includes a reconciliation to consolidated net loss:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$559	$—	$797	$—

Less:
Cost of product sales	32	—	46	—
Research and development, net of tax credits, excluding share-based compensation	3,134	3,302	5,984	7,850
General and administrative, excluding share-based compensation	5,055	3,036	9,241	7,465
Commercial, excluding share-based compensation	14,540	3,310	28,308	11,335
Medical affairs, excluding share-based compensation	2,090	1,575	3,891	3,745
Share-based compensation expense	1,338	1,308	2,620	2,659
Interest income	(1,741)	(516)	(3,473)	(1,213)
Royalty financing interest expense	3,705	—	6,838	—
Note payable interest expense	1,020	951	2,022	1,886
Net loss	$(28,614)	$(12,966)	$(54,680)	$(33,727)

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

For the six months ended June 30, 2026 and 2025, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 6, “Debt,” for disclosure of the fair value of the 2029 Convertible Notes and Note 11, “Royalty Financing Obligation,” for disclosures about the royalty financing obligation. The estimated fair value of the royalty financing obligations is based on the Company’s current estimates of future payments to RTW over the estimated term of the obligation, which are considered Level 3 inputs.

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

PSVT Market Overview

On December 12, 2025, we announced the FDA approved our first commercial product, CARDAMYST™ (etripamil) nasal spray, a prescription medication for the conversion of acute symptomatic episodes of PSVT to sinus rhythm in adults. We have currently begun focusing on the commercialization of CARDAMYST, which became available in retail pharmacies in the first quarter of 2026. PSVT is a condition that causes a patient’s heart to suddenly start beating faster than normal. It can be life-altering as PSVT is highly symptomatic, characterized by unpredictable attacks of a racing heart, often exceeding 150 beats per minute. Symptoms of PSVT arise suddenly and may include palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting, and anxiety, causing many patients to interrupt their daily activities at the time of symptom-onset. The impact and morbidity from an episode of PSVT can be especially detrimental in patients with underlying cardiovascular or medical conditions, such as heart failure, obstructive coronary disease, or dehydration. The uncertainty of when such an attack of PSVT will strike or how long it will persist is often anxiety-provoking, reducing patients’ quality of life and preventing participation in many desired activities. Drugs approved for the treatment of attacks of PSVT include adenosine, verapamil, and diltiazem, with all being administered intravenously under medical supervision, usually in the emergency department. Other oral drugs are sometimes used to treat attacks in a concept called “pill in the pocket.” However, those drugs have never been proven effective or safe for, and are not approved for, this use. Doctors are often frustrated by the limited effective treatment options with the only approved options involving prolonged, unpleasant, and costly trips to the emergency department or, for some patients, an invasive ablation procedure. PSVT can be traumatic for patients, frustrating for healthcare providers, and costly for payors. With no pharmaceutical innovation in the treatment of PSVT for more than 30 years and a movement in the healthcare system to enable patient-centered care, we believe there is an opportunity to help patients living with PSVT to take greater control over their PSVT.

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

In January 2025, our licensing partner, Corxel Pharmaceuticals, or “Corxel,” formerly Ji Xing Pharmaceuticals Limited, announced that the Center for Drug Evaluation, or “CDE,” of the National Medical Products Administration, or “NMPA,” of the People’s Republic of China has accepted the New Drug Application, or “NDA,” for etripamil nasal spray for the treatment of PSVT. The NDA to the NMPA included data from the successful Phase 3 JX02002 clinical trial of etripamil nasal spray in patients with PSVT in China in addition to data included in the NDA that Milestone submitted to the FDA.

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

We believe that etripamil has the potential to be developed such that it can be used by patients to rapidly reduce their heart rate to provide a supplemental option to either the acute oral rate or rhythm control strategy their physician would use. When presented with a target product profile reflecting this potential use case, cardiologists and electrophysiologists, in a 2021 market research study, perceived utility in the product profile and indicated that they would prescribe to approximately two-thirds of their patients that experience episodes of AFib-RVR. They further indicated that a rapidly acting intranasal calcium channel blocker could serve as a “bridge” to the longer onset times of acute oral agents. According to physicians, it can take hours for patients to feel an alleviation of symptoms using acute oral rate or rhythm control. During this time, patients may experience concerning symptoms that often prompt them to seek emergency care. We believe that the combination of convenient delivery, potency, rapid onset and short duration of action of etripamil has the potential to move the current treatment setting for some acute episodes of AFib out of the burdensome and costly emergency department.

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

The Phase 3 study has been initiated and will be conducted in a medically unmonitored setting (e.g., at-home) in a manner very similar to the conduct of our Phase 3 development program for PSVT. The Phase 3 AFib-RVR study will enroll patients with a history of symptomatic AFib episodes, and uses a self-administered, repeat-dose regimen of 70 mg per dose (the dose and dosing approach that was studied in the RAPID trial in patients with PSVT). The Phase 3 study’s target population is patients with verified history of AFib-RVR, and the ITT population is all patients self-administering the study drug for perceived AFib-RVR. The primary endpoint is the mean change from baseline ventricular rate to nadir ventricular rate for patients treated with etripamil versus placebo, as was studied in the ReVeRA trial in AFib-RVR. The key secondary endpoint will be based on a PRO of symptomatic improvement, discussed with the FDA, which is similar to the PRO questions utilized in our PSVT and AFib-RVR programs. The study has been powered and sized based upon approximately 150 events from 150 unique patients with a history of symptomatic episodes of AFib-RVR.

Operations Overview

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently, commercialization. We have historically operated our business using a significant outsourcing model. As such, our team is currently composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. On December 12, 2025, we announced that the FDA approved our first commercial product, CARDAMYST™ (etripamil) nasal spray, a prescription medication for the conversion of acute symptomatic episodes of paroxysmal supraventricular tachycardia, or “PSVT,” to sinus rhythm in adults. As a result, we expect our future commercial expenses will increase as we invest in the infrastructure, personnel, and operational expenses required to commercialize CARDAMYST in the United States. We also expect inventory balances to increase as we capitalize costs related to the production of CARDAMYST for commercial sale in the United States. In addition, we expect to continue to incur significant research and development and general administrative expenses related to our operations as we advance etripamil nasal spray for the treatment of AFib-RVR and continue to invest in the resources needed to support a developing commercialized public company.

Since inception, we have incurred significant operating losses. For the three months ended June 30, 2026 and 2025, we recorded net losses of $28.6 million and $13.0 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded net losses of $54.7 million and $33.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $485.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on commercialization of CARDAMYST and the development of an additional etripamil indication. We had $169.7 million of cash and cash equivalents and $0.9 million of short-term investments as of June 30, 2026.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

●	continue our ongoing and planned development of etripamil, including future Phase 3 clinical trials for the treatment of AFib-RVR and potential Phase 4 clinical trials for treatment of PSVT;
●	seek, either directly or through collaboration with our partners, marketing approval for etripamil nasal spray for the treatment of PSVT from regulatory agencies responsible for regions outside the United States;
●	seek marketing approvals for etripamil for the treatment of AFib-RVR and other cardiovascular indications;
●	increase our sales, marketing, manufacturing, and distribution capability, either directly or indirectly through third parties;

●	build a portfolio of product candidates through development, or by acquiring or in-licensing drugs, product candidates or technologies;
●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;
●	maintain, protect, and expand our intellectual property portfolio;
●	hire additional clinical, regulatory, and scientific personnel;
●	add operational, financial, and management information systems and personnel, or other general & administrative personnel, including personnel to support our product development and potential expansion of our future commercialization efforts; and
●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Recent Developments

On March 27, 2023, we entered into a note purchase agreement, or the “Note Purchase Agreement,” with RTW Investments LP and certain of its affiliates, or collectively, “RTW”, pursuant to which we issued and sold $50.0 million principal amount of 6.0% Convertible Senior Notes due 2029, or the “2029 Convertible Notes,” to the holders. On June 29, 2026, we amended the Note Purchase agreement to extend our option to pay cash interest or payment in-kind interest, at our election, from March 31, 2026 to March 31, 2027.

The Macroeconomic Climate

Inflation rates may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, changes to interest rates, and overhead costs may adversely affect our operating results. Interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, geopolitical events, including war and terrorism, banking instabilities, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements, or further escalations of trade tensions, and other U.S. geopolitical issues affecting other territories and employee availability, wage increases and economic markets, all of which may result in additional stress on our working capital resources. The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. In any event, the dynamic and unpredictable tariff and trade landscape may create substantial uncertainty and planning challenges for our operations.

Components of Results of Operations

Revenues

Product Revenue

On January 26, 2026, CARDAMYST (etripamil) nasal spray for the management of PSVT became available in the United States through retail pharmacies and our national sales force was deployed mid-February 2026. We initiated shipments of CARDAMYST to customers in the United States, which include major wholesalers, in January 2026. We recognize revenue for products received by our customers net of allowances for customer discounts, service fees, estimated returns, and estimated rebates. Product revenues were $0.6 million and $0.8 million during the three and six months ended June 30, 2026, respectively. We earned no product revenue during the three and six months ended June 30, 2025.

License Revenue

We earn license revenue when milestones are reached pursuant to our License and Collaboration Agreement, dated May 15, 2021, with Corxel. During the three and six months ended June 30, 2026 and 2025, no milestones were achieved, and no revenue was recorded under the Ji Xing License Agreement. On March 23, 2026, Corxel announced that it had entered into an Asset Purchase Agreement with Everest. Pursuant to that Asset Purchase Agreement, Everest acquired the rights to develop, manufacture, and commercialize CARDAMYST™ (etripamil) nasal spray in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.

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

For the three and six months ended June 30, 2026, we recognized a de minimis amount of cost of product sales, consisting primarily of post-approval manufacturing activities, including final packaging costs. Accordingly, cost of product sales does not reflect the full cost of units sold, and gross margin is not representative of our expected long-term cost structure. We expect cost of product sales to increase in future periods as we sell inventory manufactured after FDA approval. We recorded no cost of product sales for the three and six months ended June 30, 2025.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of sales, marketing, and general and administrative expenses. Sales and marketing expenses for CARDAMYST include compensation, benefits, and other costs associated with sales and marketing personnel related to the commercialization of CARDAMYST, market research, marketing, medical affairs, market access, and advertising costs.

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees performing general and administrative functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expenses, as well as regulatory fees and professional fees for legal, patent, accounting, financial advisory, and other consulting services.

We expect our selling, general and administrative expenses to increase as we continue to invest in the personnel, infrastructure, and operational activities required to commercialize CARDAMYST in the United States. We also expect to continue to incur expenses as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or “SEC,” and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

Interest Income

Interest income primarily consists of interest income from our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense primarily consists of contractual debt interest expense, amortization of debt costs, and interest related to the royalty financing obligation.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations and changes:

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change

Revenue
Product sales, net	$559	$—	$559	100.0%
License and other revenue	—	—	—	0.0%
Total Revenue	559	—	559	100.0%

Operating expenses
Cost of product sales	$32	$—	$32	100.0%
Research and development, net of tax credits	3,509	3,669	(160)	(4.4)%
Selling, general and administrative	22,648	8,862	13,786	155.6%
Total operating expenses	26,189	12,531	13,658	109.0%
Loss from operations	(25,630)	(12,531)	(13,099)	104.5%
Interest income	1,741	516	1,225	237.4%
Interest expense	(4,725)	(951)	(3,774)	396.9%
Net loss	$(28,614)	$(12,966)	$(15,648)	120.7%

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change

Revenue
Product sales, net	$797	$—	$797	100.0%
License and other revenue	—	—	—	0.0%
Total Revenue	797	—	797	100.0%

Operating expenses
Cost of product sales	$46	$—	$46	100.0%
Research and development, net of tax credits	6,760	8,647	(1,887)	(21.8)%
Selling, general and administrative	43,284	24,407	18,877	77.3%
Total operating expenses	50,090	33,054	17,036	51.5%
Loss from operations	(49,293)	(33,054)	(16,239)	49.1%
Interest income	3,473	1,213	2,260	186.3%
Interest expense	(8,860)	(1,886)	(6,974)	369.8%
Net loss	$(54,680)	$(33,727)	$(20,953)	62.1%

Revenue

Product Revenue

On January 26, 2026, CARDAMYST (etripamil) nasal spray for the management of PSVT in the United States became available through U.S. retail pharmacies and our national sales force was deployed mid-February 2026. We initiated shipments of CARDAMYST to customers in the United States, which include major wholesalers, in January 2026. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, estimated returns, and estimated rebates. Product revenues were $0.6 million and $0.8 million during the three and six months ended June 30, 2026. We earned no product revenue during the three and six months ended June 30, 2025.

License Revenue

During the three and six months ended June 30, 2026 and 2025, no milestones were achieved, and no revenue was recorded.

Research and Development Expenses, Net of Tax Credits

The following table shows our research and development expenses by type of activity for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Clinical	$1,953	$1,425	$528	37.1%	$3,380	$3,174	$206	6.5%
Drug manufacturing and formulation	914	1,326	(412)	(31.1)%	1,285	3,292	(2,007)	(61.0)%
Regulatory and other costs	732	1,003	(271)	(27.0)%	2,294	2,359	(65)	(2.8)%
Less: R&D tax credits	(90)	(85)	(5)	5.9%	(199)	(178)	(21)	11.8%
Total R&D expenses	$3,509	$3,669	$(160)	(4.4)%	$6,760	$8,647	$(1,887)	(21.8)%

Research and development expenses, net of tax credits remained consistent for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Research and development expenses, net of tax credits, decreased by $1.9 million, or 21.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a decrease in outside service costs related to drug development and research.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $13.8 million, or 155.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as a result of additional personnel costs, professional costs, and other operational expenses related to the launch of CARDAMYST.

Selling, general, and administrative expenses increased by $18.9 million, or 77.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to additional personnel costs, professional costs, and other operational expenses related to the launch of CARDAMYST.

Interest Income

Interest income was $1.7 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Interest income was $3.5 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in interest income was primarily due to higher average cash, cash equivalents, and short-term investment balances during the three and six months ended June 30, 2026 compared to the same period in 2025, driven by proceeds from the 2025 Offering (as defined below) and the Royalty Purchase Agreement (as defined below).

Interest Expense

Interest expense increased by $3.8 million and $7.0 million for the three and six months ended June 30, 2026 compared to the same period in 2025, primarily a result of interest expense recognized on the royalty financing obligation during the three and six months ended June 30, 2026 (see Note 11, “Royalty Financing Obligation,” in the accompanying notes to our interim condensed consolidated financial statements).

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for the foreseeable future. As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $170.6 million and an accumulated deficit of $485.3 million.

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

Our net proceeds from the 2025 Offering were $48.6 million after deducting underwriting commissions and other offering expenses payable by us, in the amount of $3.9 million.

During the three-month period ended June 30, 2026, 6,678,642 Series A Common Warrants were exercised for net proceeds of $9.4 million, after deducting underwriting commissions paid by us of $0.6 million. During the six-month period ended June 30, 2026, 12,345,308 Series A Common Warrants were exercised for net proceeds of $17.4 million, after deducting underwriting commissions paid by us of $1.1 million.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “Original ATM Program,” under which we could issue and sell our common shares having an aggregate offering price of up to $50.0 million through Jefferies LLC, or “Jefferies,” as sales agent or principal. On March 18, 2025, we entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement,” with Jefferies. The Amended Agreement amends and restates, in its entirety, the Original Sale Agreement. Under the Amended Agreement, we were able to sell our common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” The ATM Shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-283162). We previously issued 361,236 common shares under the Original Sale Agreement, resulting in net proceeds of approximately $2.6 million (net of issuance costs of approximately $0.1 million). We issued 5,526,590 shares under the amended agreement resulting in net proceeds of $10.9 million, after deducting sales agent commissions payable by us of $0.3 million during the first quarter of 2026. On March 6, 2026, we terminated the Amended Agreement.

On May 13, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement, or the "Sales Agreement," with Cantor Fitzgerald & Co., as sales agent, or the "Sales Agent," pursuant to which we may, from time to time, sell common shares, without par value per share, through the Sales Agent. We are not obligated to, and cannot provide any assurances that we will make any sales of our shares under the Sales Agreement.

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

Based on our current operating plan, we expect our existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ending June 30, 2026. We believe there are currently no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

Royalty Purchase Agreement

On March 27, 2023, we entered into a purchase and sale agreement, or the “Royalty Purchase Agreement,” with RTW Royalty I DAC, an affiliate of RTW, pursuant to which RTW agreed to purchase, following FDA approval of etripamil for the treatment of PSVT (subject to certain conditions), at a purchase price of $75.0 million, the right to receive tiered quarterly royalty payments, or the “royalty interest,” on net product sales of CARDAMYST (etripamil) in the United States.

On January 12, 2026, the Company closed the sale of the royalty interest under the Royalty Purchase Agreement and received cash of $75.0 million from RTW in exchange for future royalty payments (see Note 11, “Royalty Financing Obligation” in the accompanying notes to our interim condensed consolidated financial statements).

Funding Requirements

We anticipate that we will use our cash and cash equivalents primarily to fund commercialization and research and development expenditures. We expect our expenses to increase as we continue the development of etripamil and invest in the infrastructure, personnel, and operational expenses required to continue commercialization of CARDAMYST in the United States. We expect to incur increasing operating losses for the foreseeable future as we continue the clinical development of subsequent etripamil indications or any future product candidates. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize subsequent etripamil indications or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we may achieve profitability generated from product sales. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we have exclusive development and commercialization rights for etripamil for all indications that we may pursue, and as such, have the potential to license development and or commercialization rights for etripamil to a potential partner in regions outside of Greater China. We have established commercialization and marketing capabilities using a direct sales force to continue to commercialize CARDAMYST in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(38,767)	$(26,518)	$(12,249)	46.2%
Investing activities	31,962	43,527	(11,565)	(26.6)%
Financing activities	103,487	176	103,311	58699.4%
Net increase in cash and cash equivalents during the period	$96,682	$17,185	$79,497

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $38.8 million, which consisted primarily of a net loss of $54.7 million, offset by a net cash increase of $4.3 million related to the change in assets and liabilities, non-cash charges of $2.6 million related to share-based compensation, and non-cash interest charges and debt costs of $8.9 million related to the 2029 Convertible Notes and royalty financing obligation.

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

Investing Activities

In the six months ended June 30, 2026, we acquired $80.0 million of short-term investments, and we redeemed $112.0 million in short-term investments.

In the six months ended June 30, 2025, we acquired $0.9 million of short-term investments, and we redeemed $44.5 million in short-term investments.

Financing Activities

In the six months ended June 30, 2026, our financing activities provided cash proceeds of $103.5 million. These proceeds were primarily a result of the $75.0 million received from the Royalty Purchase Agreement, $17.4 million, net of issuance costs, from the exercise of Series A Common Warrants under the 2025 Offering, and $10.9 million net of issuance costs, for shares sold under the Original ATM Program.

In the six months ended June 30, 2025, our financing activities provided cash proceeds of $0.2 million. These proceeds were primarily a result of common shares issued pursuant to our Employee Stock Purchase Plan and exercised options.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

During the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 20, 2026.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of June 30, 2026, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. As of June 30, 2026, we had cash and cash equivalents of $169.7 million and short-term investments of $0.9 million. These cash and cash equivalents and short-term investments consist primarily of bank deposits, guaranteed investment certificates, and U.S. treasury bills. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments or have a formal hedging program to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. On June 30, 2026, our net monetary exposure denominated in Canadian dollars was $2.2 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On June 18, 2026, Joseph Oliveto, our President and Chief Executive Officer, terminated a Rule 10b5-1 trading plan effective June 18, 2026. As of the termination of the Rule 10b5-1 trading plan, 80,000 shares of our common shares were sold under the plan. Prior to its termination, the plan had provided for the potential sale of up to 2,128,588 common shares. Transactions under Mr. Oliveto’s plan were based upon pre-established dates and stock price thresholds and only occurred upon the expiration of the applicable mandatory cooling-off period. Mr. Oliveto’s plan had a termination date of January 2, 2027, or the date all shares subject to the plan had been sold.

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
10.1

Controlled Equity OfferingSM Sales Agreement dated May 13, 2026, by and between the Company and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38899), filed with the SEC on May 13, 2026).

10.2+

Milestone Pharmaceuticals Inc. 2019 Equity Incentive Plan, as Amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on June 15, 2026).

10.3	Second Amendment to Note Purchase Agreement, dated as of January 12, 2026.
10.4	Third Amendment to Note Purchase Agreement, dated as of June 29, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: August 12, 2026	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Amit Hasija
Amit Hasija
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)