Form 10-Q
period 2026-09-30
Milestone Pharmaceuticals Inc.
filed 2026-11-13
CIK 1408443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had 124,498,693 common shares, no par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

●	our expectations regarding the commercialization of CARDAMYST® (etripamil) nasal spray for the conversion of acute symptomatic episodes of paroxysmal supraventricular tachycardia, or “PSVT,” to sinus rhythm in adults as well as our plans to develop and commercialize our product candidates;
●	the initiation, timing, progress, and results of our current and future clinical trials of etripamil, including our Phase 3 clinical trial of etripamil for the treatment of atrial fibrillation and rapid ventricular rate, and of our research and development programs;
●	our ability to commercialize etripamil in China and to develop, and, if approved by regulatory authorities, and commercialize etripamil in Hong Kong, Macau, and Taiwan through our license agreement with our partner Everest Medicines, formerly partnered with Corxel Pharmaceuticals;
●	the potential benefits of our recently implemented cost-efficiency measures intended to extend our cash runway;
●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our ability to establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current products for new indications and/or of our future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of etripamil and any future product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;

●	the implementation of our business model and strategic plans for our business, etripamil, and any future product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations;
●	developments relating to our competitors and our industry;
●	the effects of international trade policies, including tariffs, sanctions, and trade barriers;
●	our ability to maintain compliance with the continued listing standards of the Nasdaq Global Select Market; and
●	other factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands of U.S. dollars, except share data)

	September 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$144,472	$73,046
Short-term investments	882	32,914
Accounts receivable, net	3,929	—
License receivable	2,000	1,546
Research and development tax credits receivable	623	316
Prepaid expenses	2,513	1,805
Inventory, net	6,676	648
Other receivables	509	1,646
Total current assets	161,604	111,921
Operating lease right-of-use assets	675	1,129
Property and equipment, net	416	511
Total assets	$162,695	$113,561

Liabilities and Shareholders' (Deficit) Equity

Current liabilities
Accounts payable	$9,235	$5,645
Accrued liabilities	14,496	7,644
Operating lease liabilities	686	647
Deferred revenue	1,321	—
Other current liabilities	43	43
Total current liabilities	25,781	13,979
Operating lease liabilities, net of current portion	14	539
Senior secured convertible notes	60,237	57,191
Royalty financing obligation, long-term	82,829	—
Other long-term liabilities	51	83
Total liabilities	168,912	71,792

Shareholders’ (Deficit) Equity
Common shares, no par value, unlimited shares authorized, 124,498,693 shares issued and outstanding as of September 30, 2026, 106,236,344 shares issued and outstanding as of December 31, 2025	384,987	352,619
Pre-funded warrants - 16,412,925 issued and outstanding as of September 30, 2026, and 16,412,925 as of December 31, 2025	55,649	55,649
Additional paid-in capital	64,226	64,104
Accumulated deficit	(511,079)	(430,603)

Total shareholders’ (deficit) equity	(6,217)	41,769

Total liabilities and shareholders’ (deficit) equity	$162,695	$113,561

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Loss (Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenues
Product revenue, net	$963	$—	$1,760	$—
License and other revenue	2,000	—	2,000	—
Total revenues	2,963	—	3,760	—

Operating Expenses
Cost of product sales	325	—	371	—
Research and development, net of tax credits	3,458	3,940	10,191	12,587
Selling, general and administrative	24,232	7,889	67,543	32,296
Total operating expenses	28,015	11,829	78,105	44,883

Loss from operations	(25,052)	(11,829)	(74,345)	(44,883)

Interest income	1,438	874	4,911	2,087
Interest expense	(2,182)	(967)	(11,042)	(2,853)

Net loss and comprehensive loss	$(25,796)	$(11,922)	$(80,476)	$(45,649)

Weighted average number of shares and pre-funded warrants outstanding, basic and diluted	140,910,921	96,494,588	136,668,430	76,497,361

Net loss per share, basic and diluted	$(0.18)	$(0.12)	$(0.59)	$(0.60)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity (Unaudited)

(in thousands of U.S. dollars, except share data)

	Common Shares		Pre-funded warrants
	Number of shares	Amount	Number of warrants	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of June 30, 2025	53,494,261	$288,263	12,910,590	$53,076	$42,188	$(401,272)	$(17,745)
Transactions during the three-month period ended September 30, 2025
Net loss	—	—	—	—	—	(11,922)	(11,922)
Exercise of stock options	79,602	211	—	—	(88)	—	123
Pre-funded warrants, net of issuance costs	—	—	3,502,335	2,573	—	—	2,573
Issuance of common shares, net of issuance costs	31,500,000	23,143	—	—	—	—	23,143
Issuance of Series A common share warrants, net of issuance costs	—	—	—	—	9,504	—	9,504
Issuance of Series B common share warrants, net of issuance costs	—	—	—	—	13,416	—	13,416
Share-based compensation	—	—	—	—	1,250	—	1,250
Employee stock purchase plan purchases	95,481	159	—	—	—	—	159
Balance as of September 30, 2025	85,169,344	$311,776	16,412,925	$55,649	$66,270	$(413,194)	$20,501

Balance as of June 30, 2026	124,497,980	$384,985	16,412,925	$55,649	$62,867	$(485,283)	$18,218
Transactions during the three-month period ended September 30, 2026
Net loss	—	—	—	—	—	(25,796)	(25,796)
Exercise of stock options	713	2	—	—	(1)	—	1
Share-based compensation	—	—	—	—	1,360	—	1,360
Balance as of September 30, 2026	124,498,693	$384,987	16,412,925	$55,649	$64,226	$(511,079)	$(6,217)

Balance as of December 31, 2024	53,353,984	$288,048	12,910,590	$53,076	$39,568	$(367,545)	$13,147
Transactions during the nine-month period ended September 30, 2025
Net loss	—	—	—	—	—	(45,649)	(45,649)
Exercise of stock options	109,590	285	—	—	(127)	—	158
Pre-funded warrants, net of issuance costs	—	—	3,502,335	2,573	—	—	2,573
Issuance of common shares, net of issuance costs	31,500,000	23,143	—	—	—	—	23,143
Issuance of Series A common share warrants, net of issuance costs	—	—	—	—	9,504	—	9,504
Issuance of Series B common share warrants, net of issuance costs	—	—	—	—	13,416	—	13,416
Share-based compensation	—	—	—	—	3,909	—	3,909
Employee stock purchase plan purchases	205,770	300	—	—	—	—	300
Balance as of September 30, 2025	85,169,344	$311,776	16,412,925	$55,649	$66,270	$(413,194)	$20,501

Balance as of December 31, 2025	106,236,344	$352,619	16,412,925	$55,649	$64,104	$(430,603)	$41,769
Transactions during the nine-month period ended September 30, 2026
Net loss	—	—	—	—	—	(80,476)	(80,476)
Exercise of stock options	25,634	55	—	—	(26)	—	29
Exercise of Series A common share warrants, net of issuance costs	12,345,308	20,759	—	—	(3,352)	—	17,407
Share-based compensation	—	—	—	—	3,980	—	3,980
Issuance of common shares, vesting of restricted stock units	237,677	480	—	—	(480)	—	—
Issuance of common shares, net of issuance costs	5,526,590	10,890	—	—	—	—	10,890
Employee stock purchase plan purchases	127,140	184	—	—	—	—	184
Balance as of September 30, 2026	124,498,693	$384,987	16,412,925	$55,649	$64,226	$(511,079)	$(6,217)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(80,476)	$(45,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	170	80
Amortization of debt costs	354	317
Accretion of investment discount	—	(81)
Non-cash interest expense related to senior secured convertible note	2,692	2,537
Non-cash interest expense related to royalty financing obligation	7,914	—
Share-based compensation expense	3,980	3,909
Changes in operating assets and liabilities:
Accounts receivable, net	(3,929)	—
License receivable	(454)	—
Other receivables	1,137	790
Research and development tax credits receivable	(307)	93
Prepaid expenses	(708)	(737)
Inventory	(6,028)	—
Operating lease assets and liabilities	(32)	(11)
Accounts payable	3,590	1,251
Accrued liabilities	6,767	1,235
Deferred revenue	1,321	—

Net cash used in operating activities	(64,009)	(36,266)

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	(75)	(19)
Acquisition of short-term investments	(79,968)	(35,904)
Redemption of short-term investments	112,000	44,466

Net cash provided by investing activities	31,957	8,543

Cash flows provided by (used in) financing activities
Proceeds from exercise of options	29	158
Proceeds from Royalty Financing Arrangement	75,000	—
Proceeds from issuance of common shares, net of issuance costs	10,890	23,143
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	2,573
Proceeds from issuance of series A common share warrants, net of issuance costs	—	9,504
Proceeds from issuance of series B common share warrants, net of issuance costs	—	13,416
Proceeds from exercise of series A warrants, net of issuance costs	17,407	—
Proceeds from employee stock purchase plan	184	300
Payment of property and equipment financing	(32)	—

Cash provided by financing activities	103,478	49,094

Net increase in cash and cash equivalents	71,426	21,371

Cash and cash equivalents – Beginning of period	73,046	25,314

Cash and cash equivalents – End of period	$144,472	$46,685

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

1. Organization and Nature of Operations

Milestone Pharmaceuticals Inc., or “Milestone,” or the “Company,” is a biopharmaceutical company incorporated under the Business Corporations Act (Québec). Milestone’s headquarters is currently located in Montréal (Québec), Canada. The Company’s common shares began trading on The Nasdaq Global Select Market on May 9, 2019, and trade under the symbol “MIST”. Milestone is focused on the development and commercialization of innovative cardiovascular medicines. Milestone’s lead product candidate, etripamil, is a novel, potent rapid-onset calcium channel blocker that the Company designed and is developing as a rapid-onset nasal spray to be administered by patients. On December 12, 2025, CARDAMYST® (etripamil) was approved by the U.S. Food and Drug Administration, or “FDA,” to treat paroxysmal supraventricular tachycardia, or “PSVT.” The Company launched CARDAMYST through U.S. retail pharmacies in February 2026. The Company is also conducting ReVeRA-301, a global Phase 3 pivotal trial evaluating self-administered etripamil nasal spray for the treatment of atrial fibrillation with rapid ventricular rate, or “AFib-RVR.” The trial is enrolling patients in the United States, Canada and the European Union, and, if successful, the Company intends to pursue approval through a supplemental New Drug Application.

2. Summary of Significant Accounting Policies

a)  Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Milestone Pharmaceuticals USA, Inc. All intercompany transactions and balances have been eliminated.

b)  Basis of Presentation and Use of Accounting Estimates and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” pursuant to the rules and regulations of the Securities and Exchange Commission, or “SEC,” for interim financial information, and on a basis consistent with those accounting principles followed by the Company and disclosed in Note 2, “Summary of Significant Accounting Policies,” of its most recent annual consolidated financial statements. Certain information, in particular the accompanying notes normally included in the annual financial statements prepared in accordance with U.S. GAAP, has been omitted or condensed. Accordingly, these unaudited interim condensed consolidated financial statements do not include all the information required for full annual financial statements, and therefore, should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended December 31, 2025.

In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its condensed consolidated balance sheet as of September 30, 2026, and its condensed consolidated statements of loss and shareholders’ (deficit) equity for the three and nine months ended September 30, 2026 and 2025, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025.

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

These unaudited interim condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency.

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to,

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

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions, and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

d) Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU” 2024-03 “Income Statement: Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its financial statement disclosures.

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

e) Sources of Liquidity and Funding Requirements

The Company has incurred operating losses and experienced negative operating cash flows since its inception and expects to continue to incur additional costs in connection with the continued commercialization of CARDAMYST and development of an additional etripamil indication. To date the Company has, and expects to continue, financing working capital needs from existing cash, proceeds from the commercialization of CARDAMYST, royalty revenue, the exercise of outstanding common share options and warrants to purchase common shares, and existing and possible future licensing and commercial partnership agreements. As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $145.4 million and an accumulated deficit of $511.1 million. On November 12, 2026, the Company began implementation of cost-efficiency measures intended to extend its cash runway, or the “Plan.” As part of the Plan, the Company will implement a reduction in workforce by approximately 20% of its current headcount. The reduction in force is expected to be completed during the first quarter of 2027. See Note 15—“Subsequent Events” for additional information.

The Company believes that its cash, cash equivalents, and short-term investments as of September 30, 2026, will be sufficient to fund its planned operations for at least the next 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

The Company has historically financed its operations primarily through the sale of equity securities, convertible notes, short-term investments, and from cash received pursuant to its license agreement. Although the Company is now generating product revenues from the sale of CARDAMYST, the Company is in the initial stages of launch, and as such, expects operating losses and negative cash flows from operations to continue for the foreseeable future. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

f) Revenue Recognition

Product Revenue, net

The Company recognizes revenue in accordance with FASB Accounting Standards Codification, or “ASC”, Topic 606, Revenue from Contracts with Customers, or “ASC 606”. Revenue is recognized at a point in time when the customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s).

The Company’s product revenues for the three and nine months ended September 30, 2026, relate to sales of CARDAMYST in the United States. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations.

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

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

License Revenue

The Company recognizes license revenue upon achievement of milestones under its License and Collaboration Agreement, dated May 15, 2021, or the “License Agreement,” with Corxel Pharmaceuticals, formerly known as Ji Xing Pharmaceuticals Limited, or “Corxel.” On March 23, 2026, Corxel announced that it had entered into an Asset Purchase Agreement with Everest Medicines, or “Everest,” pursuant to which Everest acquired the rights to develop, manufacture, and commercialize etripamil nasal spray in Greater China, including mainland China, Hong Kong, Macau, and Taiwan, and assumed all rights and obligations under the License Agreement. For additional information regarding the License Agreement, see Note 3, “Revenue,” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company recognized $2.0 million of license revenue for the three and nine months ended September 30, 2026 and no license revenue for the three and nine months ended September 30, 2025. The license revenue recognized during the three and nine months ended September 30, 2026 was the result of the achievement of a milestone under the Company’s License Agreement with Everest triggered by China’s National Medical Products Administration, or “NMPA,” approval of etripamil nasal spray for the treatment of PSVT in adults. No milestones were achieved under the License Agreement during the three and nine months ended September 30, 2025.

g) Cost of Product Sales

Cost of product sales includes the costs of producing inventory related to CARDAMYST, including manufacturing, freight, and overhead, and is recognized in the period in which the related product revenue is earned. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves.

Prior to FDA approval of CARDAMYST on December 12, 2025, all manufacturing costs were expensed as research and development costs. As a result, inventory on hand at the time of approval had a zero-cost basis.

For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $0.4 million in cost of product sales, respectively, consisting primarily of post-approval manufacturing activities, including final packaging

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

costs and charges for certain manufacturing services. Accordingly, cost of product sales for the period may not be indicative of the full cost of units sold, and gross margin may not be representative of future periods. The Company recorded no cost of product sales for the three and nine months ended September 30, 2025.

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

Because the Company’s inventory is subject to expiration, the Company evaluates its carrying value each reporting period and records allowances for any estimated excess, obsolete, short-dated, or otherwise unmarketable inventory. In accordance with regulatory requirements and current Good Manufacturing Practices, or “cGMP,” the Company’s inventory is also subject to strict quality control and monitoring throughout the manufacturing process. If certain batches or units do not meet quality specifications, the Company would write down the related inventory to its estimated net realizable value and record the expense as a cost of product sales in the Consolidated Statement of Loss. Inventory valuation adjustments require judgment and consideration of various factors, including forecasted demand, remaining shelf life, and quality assessments, among others.

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

3. Revenues

The Company recorded product revenues from the U.S. sales of CARDAMYST of $1.0 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and no revenue for either of the three and nine months ended September 30, 2025.

The Company recognized $2.0 million of license revenue for the three and nine months ended September 30, 2026 and no license revenue for the three and nine months ended September 30, 2025. The license revenue recognized during the three and nine months ended September 30, 2026 was the result of the achievement of a milestone under the License Agreement with Everest triggered by NMPA approval in September 2026 of etripamil nasal spray for the treatment of PSVT in adults. No milestones were achieved under the License Agreement during the three and nine months ended September 30, 2025.

4. Short-term Investments

As of September 30, 2026, short-term investments of $0.9 million were comprised of term deposits, earning interest of 2.61% and maturing on March 9, 2027. These short-term investments were in scope of ASC 320, Investments-Debt Securities. The maturity of short-term investments is greater than 90 days but less than one year, and they were classified as held to maturity, recorded as current assets and were accounted for at amortized cost. Interest income earned on short-term investments is reported in interest income. The Company had short-term investments of $32.9 million as of December 31, 2025.

As of September 30, 2026, $0.9 million in short-term investments were pledged as collateral for a letter of credit.

5. Inventory

As of September 30, 2026 and December 31, 2025, the Company’s inventory consisted entirely of CARDAMYST related inventory. The Company’s inventories consisted of the following:

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

	September 30, 2026	December 31, 2025
Raw materials	$—	$—
Work-in-process	4,615	521
Finished goods	2,061	127
Total inventory	6,676	648

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

In accounting for the issuance of the 2029 Convertible Notes, the Company determined there were no embedded features which require bifurcation between debt and equity components. As a result, the 2029 Convertible Notes are accounted for as a liability. As of September 30, 2026, the estimated fair value of the 2029 Convertible Notes was approximately $59.3 million based on Level 2 inputs, including volatility and credit spread. For more details on the agreement with RTW, see Note 11, “Debt,” in the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The net carrying amount of the 2029 Convertible Notes is as follows:

	September 30, 2026	December 31, 2025
Original principal	$50,000	$50,000
Paid in kind (PIK) interest	11,618	8,927
Unamortized debt discount	(301)	(374)
Unamortized debt issuance costs	(1,080)	(1,362)
Total	$60,237	$57,191

The following table presents the total amount of interest cost recognized relating to the 2029 Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$910	$858	$2,692	$2,536
Amortization of debt discount	26	24	78	68
Amortization of debt issuance costs	94	85	282	249
Total	$1,030	$967	$3,052	$2,853

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2026	December 31, 2025

Accrued compensation and benefits payable	2,921	2,458
Accrued research and development liabilities	1,167	384
Accrued selling and marketing liabilities	6,595	2,201
Accrued inventory	450	—
Accrued underwriting fees	—	1,302
Accrued legal liabilities	170	296
Accrued medical liabilities	326	508
Other accrued liabilities	510	495
Revenue-related reserves	2,357	—
Total	$14,496	$7,644

8.  Shareholders’ (Deficit) Equity

Authorized Share Capital

The Company has authorized and issued common shares, voting and participating, without par value, of which unlimited shares were authorized, and 124,498,693 shares were issued and outstanding as of September 30, 2026.

As of September 30, 2026, there were 2,774,440 common shares reserved for issuance under the Employee Stock Purchase Plan, or the “ESPP,” of which 2,145,794 were available for future purchases.

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

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

On May 13, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the "Sales Agreement," with Cantor Fitzgerald & Co., as sales agent, or the "Sales Agent," pursuant to which the Company may, from time to time, sell common shares, without par value per share, through the Sales Agent. The Company will pay the Sales Agent a commission for its services as Sales Agent of 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Sales Agent pursuant to the Sales Agreement. No shares were issued under the Sales Agreement for the nine-month period ended September 30, 2026.

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

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. The Company's outstanding common share warrants are classified as equity and recorded in additional paid-in capital, or “APIC,” based on an allocation of the proceeds from the 2025 Offering, which was based on the relative fair value of the Series A and B Common Warrants at the issuance date and is not subject to change after the issuance date. The fair value used for the relative fair value allocation was calculated using the Black-Scholes Model for the Series A Warrants and the Monte-Carlo simulation method for the Series B Warrants.

No warrants were exercised during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 12,345,308 Series A Common Warrants were exercised for net proceeds of $17.4 million, after deducting underwriting commissions paid by the Company of $1.1 million. During the three months ended September 30, 2026, the remaining 9,027,020 Series A Common Warrants expired unexercised. As of September 30, 2026, no Series A Common Warrants and 34,335,669 Series B Common Warrants remained outstanding.

9. Share-Based Compensation

Stock Options

Under the Company’s 2019 Equity Incentive Plan, or the “2019 Plan,” and the Company’s Stock Option Plan, or the “2011 Plan,” unless otherwise decided by the Company’s board of directors, options vest and are exercisable as follows: 25% vest and are exercisable on the one-year anniversary of the grant date and one thirty-sixth (1/36th) of the remaining options vest and are exercisable each month thereafter, such that options are vested in full on the four-year anniversary of the grant date.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

On June 10, 2026, at the Company’s 2026 Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the 2019 Plan to, among other things, increase the number of common shares authorized for issuance by 6,800,000 common shares. Under the 2019 Plan, 304,923 options have been forfeited or expired under the 2011 Plan since the adoption of the 2019 Plan and have become available for issuance under the 2019 Plan. Further, since the adoption of the plan, 561,000 previously issued options were cancelled and were made available for future grants. As of September 30, 2026, there were 22,636,029 common shares available for issuance under the 2019 Plan, of which 7,715,784 common shares were available for future grants.

On November 10, 2021, the Company established a 2021 Inducement Plan, or the “Inducement Plan.” This 2021 Inducement Plan is intended to help the Company provide an inducement for certain individuals to enter employment with the Company, incentives for such persons to exert maximum efforts for the success of the Company and a means by which employees may benefit from increases in value of the common shares. On March 17, 2026, the Company’s board of directors approved an increase to the 2021 Inducement Plan pool of 800,000 shares. As of September 30, 2026, there were 1,800,000 shares available for issuance under the 2021 Inducement Plan, of which 310,000 shares were available for future grants.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

The total outstanding and exercisable options from the 2011 Plan, 2019 Plan, and Inducement Plan as of and for the nine-month periods ended September 30 were as follows:

	2026
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,294,691	1,294,691	$2.23
Outstanding at beginning of period - 2019 Plan	8,591,306	—	—	8,591,306	4.21
Outstanding at beginning of period - Inducement Plan	—	710,000	—	710,000	4.76
Granted - 2019 Plan	2,820,000	—	—	2,820,000	1.79
Granted - Inducement Plan	—	830,000	—	830,000	1.64
Exercised - 2011 Plan	—	—	(25,634)	(25,634)	1.13
Forfeited - Inducement Plan	—	(50,000)	—	(50,000)	1.32
Expired - 2011 Plan	—	—	(121,574)	(121,574)	1.12
Outstanding at end of period	11,411,306	1,490,000	1,147,483	14,048,789	$3.46
Outstanding at end of period - Weighted average exercise price	$3.61	$3.14	$2.37
Exercisable at end of period	7,321,461	504,709	1,147,483	8,973,653	$4.35
Exercisable at end of period - Weighted average exercise price	$4.57	$5.81	$2.37

	2025
					Weighted
	Number				average
	of shares				exercise
	2019 Plan	Inducement Plan	2011 Plan	Total	price
Outstanding at beginning of period - 2011 Plan	—	—	1,632,485	1,632,485	$2.11
Outstanding at beginning of period - 2019 Plan	7,604,606	—	—	7,604,606	4.97
Outstanding at beginning of period - Inducement Plan	—	496,000	—	496,000	5.99
Granted - 2019 Plan	1,514,400	—	—	1,514,400	1.96
Granted - Inducement Plan	—	244,000	—	244,000	2.01
Exercised - 2011 Plan	—	—	(109,590)	(109,590)	1.43
Forfeited - Inducement Plan	—	(102,000)	—	(102,000)	2.50
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	2.19
Expired - 2019 Plan	(75,684)	—	—	(75,684)	7.12
Expired - 2011 Plan	—	—	(2,000)	(2,000)	1.12
Outstanding at end of period	8,941,806	638,000	1,520,895	11,100,701	$4.19
Outstanding at end of period - Weighted average exercise price	$4.47	$5.03	$2.16
Exercisable at end of period	6,379,509	381,146	1,520,895	8,281,550	$4.75
Exercisable at end of period - Weighted average exercise price	$5.27	$6.45	$2.16

The weighted average remaining contractual life was 6.7 and 6.3 years for outstanding options as of September 30, 2026 and 2025, respectively. The weighted average remaining contractual life was 5.4 and 5.5 years for vested options, as of September 30, 2026 and 2025, respectively.

There was $6.2 million and $4.4 million of total unrecognized compensation cost related to non-vested share options as of September 30, 2026 and 2025, respectively. The share options are expected to be recognized over a remaining weighted average vesting period of 2.7 years and 1.8 years as of September 30, 2026 and 2025, respectively.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

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

The non-vested options as of and for the nine-month periods ended September 30 were as follows:

	2026
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,953,423	—	—	2,953,423	$1.77
Non-vested share options at beginning of period - Inducement Plan	—	301,917	—	301,917	2.03
Granted - 2019 Plan	2,820,000	—	—	2,820,000	1.55
Granted - Inducement Plan	—	830,000	—	830,000	1.38
Vested, outstanding - 2019 Plan	(1,683,578)	—	—	(1,683,578)	1.80
Vested, outstanding - Inducement Plan	—	(96,626)	—	(96,626)	2.46
Forfeited - Inducement Plan	—	(50,000)	—	(50,000)	0.92
Non-vested share options at end of period	4,089,845	985,291	—	5,075,136	$1.58
Non-vested share options at end of period - Weighted average fair value	$1.60	$1.50	$—

	2025
	Number				Weighted
	of options				average
	2019 Plan	Inducement Plan	2011 Plan	Total	fair value
Non-vested share options at beginning of period - 2019 Plan	2,754,054	—	—	2,754,054	$2.33
Non-vested share options at beginning of period - Inducement Plan	—	176,709	—	176,709	4.19
Granted - 2019 Plan	1,514,400	—	—	1,514,400	1.62
Granted - Inducement Plan	—	244,000	—	244,000	1.62
Vested, outstanding - 2019 Plan	(1,604,641)	—	—	(1,604,641)	2.25
Vested, outstanding - Inducement Plan	—	(88,938)	—	(88,938)	4.63
Forfeited - Inducement Plan	—	(74,917)	—	(74,917)	1.82
Forfeited - 2019 Plan	(101,516)	—	—	(101,516)	1.76
Non-vested share options at end of period	2,562,297	256,854	—	2,819,151	$2.02
Non-vested share options at end of period - Weighted average fair value	$1.99	$2.29	$—

The fair value of options granted for the 2011 Plan, 2019 Plan, and Inducement Plan were estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Exercise price	$1.31	$1.84	$1.75	$1.97
Share price	$1.31	$1.84	$1.75	$1.97
Volatility	87%	126%	116%	106%
Risk-free interest rate	4.21%	3.77%	4.00%	4.33%
Expected life	5.19 years	6.08 years	5.87 years	5.93 years
Dividend	0%	0%	0%	0%

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

Expected volatility is determined using the Company’s historical volatility. Prior to establishing sufficient historical volatility, the Company used comparable companies for which the information is publicly available. The risk-free interest rate is determined based on the U.S. sovereign rates benchmark in effect at the time of grant with a remaining term equal to the expected life of the option. Expected option life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is an average of the contractual term of the options and its ordinary vesting period. Dividend yield is based on the share option’s exercise price and expected annual dividend rate at the time of grant. The total grant date fair value for options granted during the nine months ended September 30, 2026 and 2025 was $5.5 million and $2.7 million, respectively.

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

The vesting of the performance-based stock options was conditional upon the FDA approval of etripamil. Subject to the option-holder’s continuous service as of each such date, 50% of the option shares will vest on the six-month anniversary of the approval date and the remaining 50% of the option shares will vest on the one-year anniversary of such approval date. The weighted average grant date fair value of the performance stock options awarded was $1.38 per option. The Company recorded $0.1 million and $0.3 million of expense related to the performance-based stock options during the three and nine months ended September 30, 2026, respectively, as the performance conditions were met with FDA approval of etripamil for the treatment of PSVT on December 12, 2025. The Company did not record any expense related to the performance-based stock options during the three and nine months ended September 30, 2025 as the performance conditions were not deemed probable of being met. No performance stock options were awarded for the three and nine months ended September 30, 2026 and 2025.

Employee Stock Purchase Plan

On July 15, 2022, the Company began to offer the ESPP, in which participation is available to the Company’s employees in the United States and Canada who meet certain service eligibility requirements. Eligible employees may authorize an amount up to 15% of their salary to purchase common shares at the lower of a 15% discount to the beginning price of the participation period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twelve-month participation period in the event that the common share market value on a purchase date is less than the common shares value on the first day of the twelve-month offering period.

On January 1, 2026, the number of common shares reserved for issuance under the ESPP automatically increased by 487,837 shares. The Company terminated the ongoing ESPP offering effective in March after the completion of the first purchase period and recognized a de minimis amount of incremental stock-based compensation expense related to the unamortized compensation costs of the cancelled period. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option was determined using a Black-Scholes option pricing model. As of September 30, 2026, 628,646 common shares have been issued under the ESPP.

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

Performance Share Units

On May 6, 2024, the Company, pursuant to the 2019 Plan, awarded 924,000 Performance Share Units, or “PSUs,” to employees. The PSUs vest subject to the satisfaction of certain performance conditions established by the Company’s Compensation Committee. The FDA approval of etripamil represents the performance condition for the vesting of these PSUs. As a result of the FDA approval on December 12, 2025, 100% of the outstanding PSUs vested at a grant date fair value of $1.74 per share. No additional PSUs were awarded for the three and nine months ended September 30, 2026.

Restricted Stock Units

Pursuant to the 2019 Plan, the Company issues restricted stock units, or “RSUs,” to employees which vest based on  service criteria. When vested, the RSUs represent the right to be issued a number of shares of the Company’s common shares equal to the number of RSUs granted. The grant date fair value for RSUs is based on the market price of the Company’s common shares on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term.

The total outstanding RSUs from the 2019 Plan as of and for the nine-month periods ended September 30 were as follows:

	2026		2025
		Weighted		Weighted
	Number	average	Number	average
	of shares	grant-date	of shares	grant-date
		fair value		fair value
Outstanding at beginning of period	950,700	$2.02	—	$—
Granted	1,591,650	1.99	988,850	2.02
Vested	(237,677)	2.02	—	—
Outstanding at end of period	2,304,673	$2.00	988,850	$2.02

The total unrecognized compensation cost related to the non-vested RSUs as of September 30, 2026, was $3.7 million and will be recognized over a weighted average period of approximately 3.0 years. The total unrecognized compensation cost related to the non-vested RSUs as of September 30, 2025 was $1.7 million and will be recognized over a weighted average period of approximately 3.32 years.

Share-based Compensation Expense

The Company recognized total share-based compensation expense for all plans as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$982	$862	$2,826	$2,724
Research and development	378	388	1,154	1,185
Total	$1,360	$1,250	$3,980	$3,909

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

10. Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average number of common shares and pre-funded warrants outstanding during the period. In addition to the conversion feature on the 2029 Convertible Notes and common warrants described in Note 8, “Shareholders’ (Deficit) Equity,” which the Company reviewed and concluded would be anti-dilutive if converted or exercised due to the facts surrounding the instruments, the following potentially dilutive securities have also been excluded from the computation of diluted weighted average shares outstanding as of September 30, as they would be anti-dilutive:

	2026	2025
Stock options and RSUs	16,353,462	13,013,551

Amounts above reflect the common share equivalents of the noted instruments.

11. Royalty Financing Obligation

On March 27, 2023, the Company entered into a purchase and sale agreement, or the “Royalty Purchase Agreement,” with RTW and certain of its affiliates.

Pursuant to the Royalty Purchase Agreement, RTW agreed to purchase, following the FDA approval of etripamil (subject to certain conditions), at a purchase price of $75.0 million, the right to receive tiered quarterly royalty payments, or the “Royalty Interest,” on the net product sales of etripamil in the United States in an amount equal to: (i) 7%, or the “Initial Tier Royalty,” of annual net sales up to $500 million, (ii) 4% of annual net sales greater than $500 million and less than or equal to $800 million, and (iii) 1% of annual net sales greater than $800 million. If certain revenue thresholds for aggregate annual net sales are not met, the Initial Tier Royalty will increase to 9.5% beginning on January 1 of the following calendar year until a subsequent sales threshold is attained, at which time the Initial Tier Royalty would revert back to 7%.

On January 12, 2026, the Company closed the sale of the Royalty Interest under the Royalty Purchase Agreement and received the $75.0 million purchase price.

The cash consideration obtained pursuant to the Royalty Purchase Agreement is recorded in “Royalty financing obligation” on the Company’s Condensed Consolidated Balance Sheets. Upon initial recognition, the royalty financing obligation was recorded based on the proceeds received. The Company subsequently measures the royalty financing obligation at amortized cost using the effective interest method. As of September 30, 2026, the carrying value of the royalty financing obligations under the Royalty Purchase Agreement approximated its fair value. The estimated fair value of the royalty financing obligations was based on the Company’s current estimates of future payments to RTW over the estimated term of the obligation, which are considered Level 3 inputs.

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

During the three months ended September 30, 2026, the Company adjusted its forecasts related to its CARDAMYST sales program based on actual results for the first nine months of 2026 and resource prioritization efforts. These adjustments impacted the amount and timing of expected royalties to be made under the Royalty Purchase Agreement. As a result, the effective interest rate related to the Royalty Purchase Agreement decreased from 19.03% to 5.59%.

The following table shows the royalty financing obligation activity for the three and nine months ended September 30 as well as the effective interest rate as of September 30:

2026
Royalty financing obligation	$75,000
Interest expense on royalty financing obligation	3,133
Royalties paid and payable	(22)
Balance as of March 31, 2026	$78,111
Interest expense on royalty financing obligation	3,705
Royalties paid and payable	(53)
Balance as of June 30, 2026	$81,763
Interest expense on royalty financing obligation	1,152
Royalties paid and payable	(86)
Balance as of September 30, 2026	$82,829

Effective interest rate	5.59%

12. Other Receivables

Other receivables are comprised of the following:

	September 30, 2026	December 31, 2025
Interest receivable	$271	$196
Sales tax receivable	179	168
Employee withholding taxes receivable	—	1,115
Other current receivable	59	167
Total	$509	$1,646

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

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

The following table presents information about the Company’s significant segment expense categories, as provided to the Company’s CODM on a regular basis, and includes a reconciliation to consolidated net loss:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$2,963	$—	$3,760	$—

Less:
Cost of product sales	325	—	371	—
Research and development, net of tax credits, excluding share-based compensation	3,080	3,552	9,037	11,402
General and administrative, excluding share-based compensation	4,716	2,624	13,958	10,090
Commercial, excluding share-based compensation	16,412	2,931	44,746	14,266
Medical affairs, excluding share-based compensation	2,122	1,472	6,013	5,216
Share-based compensation expense	1,360	1,250	3,980	3,909
Interest income	(1,438)	(874)	(4,911)	(2,087)
Royalty financing interest expense	1,152	—	7,990	—
Note payable interest expense	1,030	967	3,052	2,853
Net loss	$(25,796)	$(11,922)	$(80,476)	$(45,649)

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

For the nine months ended September 30, 2026 and 2025, there were no financial instruments measured at fair value on a recurring or non-recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of such instruments. Refer to Note 6, “Debt,” for disclosure of the fair value of the 2029 Convertible Notes and Note 11, “Royalty Financing Obligation,” for disclosures about the royalty financing

Milestone Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(in thousands of U.S. dollars, except where noted and for share and per share data)

obligation. The estimated fair value of the royalty financing obligations is based on the Company’s current estimates of future payments to RTW over the estimated term of the obligation, which are considered Level 3 inputs.

15. Subsequent Events

Amendment to Note Purchase Agreement

On November 11, 2026, the Company entered into the fourth amendment, or the “Note Amendment,” to the Note Purchase Agreement with RTW. Pursuant to the Note Amendment, prior to the maturity of the 2029 Convertible Notes, the Company may elect to defer payment of accrued but unpaid interest on the unpaid principal amount of the 2029 Convertible Notes and the amount of such deferred accrued but unpaid interest shall be added to the principal amount of the outstanding 2029 Convertible Notes. The accounting evaluation of the amendment is in process.

Cost-Efficiency Measures

On November 12, 2026, the Company began implementation of cost-efficiency measures intended to extend its cash runway. As part of the Plan, the Company will implement a reduction in workforce of approximately 20% of its current headcount. The reduction in force is expected to be completed during the first quarter of 2027.

The Company estimates that it will incur approximately $2.0 million in one-time charges, primarily for severance and related expenses, with the majority of such expenses to be incurred in the fourth quarter of 2026. The estimated expenses that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative cardiovascular medicines. Our approved product CARDAMYST® (etripamil) nasal spray is available in the United States and is the first and only U.S. Food and Drug Administration, or the “FDA,” approved self-administered treatment for use by patients anywhere, anytime an attack of paroxysmal supraventricular tachycardia, or “PSVT,” occurs. We continue to seek, either directly or through collaboration with our partners, marketing approval from regulatory agencies responsible for regions outside the United States. We are also conducting ReVeRA-301, a global Phase 3 pivotal trial evaluating self-administered etripamil nasal spray for the treatment of atrial fibrillation with rapid ventricular rate, or “AFib-RVR.” The trial is enrolling patients in the United States, Canada and the European Union, and, if successful, we intend to pursue approval through a supplemental New Drug Application, or “sNDA.”

We are currently focusing our efforts and financial resources on (i) the commercialization of CARDAMYST® (etripamil) nasal spray for the treatment of PSVT, (ii) the development of etripamil for the treatment of AFib-RVR, and (iii) corporate development activities that have the potential to increase company value through strategic collaborations.

PSVT Market Overview

On December 12, 2025, we announced the FDA approved our first commercial product, CARDAMYST® (etripamil) nasal spray, a prescription medication for the conversion of acute symptomatic episodes of PSVT to sinus rhythm in adults. We are commercializing CARDAMYST, which started with availability through retail pharmacies in the first quarter of 2026. As of September 30, 2026, more than 1,600 unique prescribers have started patients on CARDAMYST and approximately 3,400 scripts for CARDAMYST have been filled for patients with PSVT. Commercial lives covered in the United States are approximately 67%, up from 50% as of August 2026, primarily due to recently reported formulary coverage for CARDAMYST from UnitedHealthCare and several other prominent commercial insurers. PSVT is a condition that causes a patient’s heart to suddenly start beating faster than normal. It can be life-altering as PSVT is highly symptomatic, characterized by unpredictable attacks of a racing heart, often exceeding 150 beats per minute. Symptoms of PSVT arise suddenly and may include palpitations, sweating, chest pressure or pain, shortness of breath, sudden onset of fatigue, lightheadedness or dizziness, fainting, and anxiety, causing many patients to interrupt their daily activities at the time of symptom-onset. The impact and morbidity from an episode of PSVT can be especially detrimental in patients with underlying cardiovascular or medical conditions, such as heart failure, obstructive coronary disease, or dehydration. The uncertainty of when such an attack of PSVT will strike or how long it will persist is often anxiety-provoking, reducing patients’ quality of life and preventing participation in many desired activities. Drugs approved for the treatment of attacks of PSVT include adenosine, verapamil, and diltiazem, with all being administered intravenously under medical supervision, usually in the emergency department. Other oral drugs are sometimes used to treat attacks in a concept called “pill in the pocket.” However, those drugs have never been proven effective or safe for, and are not approved for, this use. Doctors are often frustrated by the limited effective treatment options with the only approved options involving prolonged, unpleasant, and costly trips to the emergency department or, for some patients, an invasive ablation procedure. PSVT can be traumatic for patients, frustrating for healthcare providers, and costly for payors. With no pharmaceutical innovation in the treatment of PSVT for more than 30 years and a movement in the healthcare system to enable patient-centered care, we believe there is an opportunity to help patients living with PSVT to take greater control over their PSVT.

We believe that PSVT is a large and under-recognized market which we estimate affects more than two million Americans. From this diagnosed population, we define the immediate target addressable market for CARDAMYST as approximately 50% of patients with PSVT who have sufficient disease burden that they are compelled to seek care for their condition and are primarily managed by approximately 40,000 healthcare providers composed primarily of clinical cardiologists, interventional cardiologists, and electrophysiologists. The remaining patients with PSVT can become addressable over time, as they are inconsistently managed (cycling in and out of the healthcare system). Furthermore, PSVT is expected to increase in diagnosed prevalence in coming years as wearable electrocardiogram, or “ECG,” technology (e.g., smartphone, watches) becomes both more adept at diagnosing PSVT and more widely used by patients and clinical practitioners, in turn shortening the time to diagnosis.

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

PSVT Continued Development Highlights

In September 2026, Everest Medicines, or “Everest,” our partner in the China region, announced that China’s National Medical Products Administration, or “NMPA,” approved etripamil nasal spray as indicated for the conversion of acute symptomatic episodes of PSVT to sinus rhythm in adults. The NMPA decision marks the first regulatory approval of etripamil outside the United States and triggers the payment of a $2.0 million milestone payment to us. Everest has an exclusive license with us to develop etripamil nasal spray in Greater China (including Mainland China, Hong Kong, Macau and Taiwan). Under the License Agreement (as defined below) with Everest, we are also eligible to receive up to $98.0 million in commercial and development milestones and tiered royalties of up to 18% on future sales of etripamil in Greater China. See “—Components of Results of Operations—License Revenue” for more information.

In November 2025, we submitted our marketing authorization application, or “MAA,” to the European Medicines Agency, or “EMA,” for review for approval to market etripamil nasal spray, under the trade name TACHYMIST™, in the European Union. The MAA utilizes much of the clinical, manufacturing, and quality data package that was submitted in the NDA which led to the U.S. FDA approval. Regulatory review of the MAA for etripamil for PSVT in Europe remains on track for a decision from EMA in the first half of 2027.

Etripamil Nasal Spray for the Treatment of AFib-RVR

Similar to our approach for PSVT, we believe that etripamil has the potential to help people experiencing a symptomatic episode of AFib-RVR to self-treat and to conveniently, reliably, and quickly reduce their elevated heart rate, with the goal of reducing the need for emergency department utilization. We completed a successful Phase 2 study, or “ReVeRA-201,” formerly referred to as the “ReVeRA study”, in patients presenting urgently with episodes of AFib-RVR to the emergency department. We have published the ReVeRA study and results, which demonstrated that patients receiving etripamil nasal spray experienced rapid and statistically superior ventricular rate reduction and improved symptom-relief compared to placebo, with safety and tolerability findings generally consistent with those observed in our PSVT program. We believe these data support the continued development of etripamil, self-administered in the medically unmonitored setting, for the treatment of AFib-RVR.

We have started a Phase 3 study, called ReVeRA-301, to evaluate self-administered etripamil as a potential treatment for patients with AFib-RVR. In August 2026, we announced the enrollment of the first patient in ReVeRA-301 and have since announced the enrollment of our first patients in Canada and in the European Union. We intend to follow the NDA regulatory approval pathway and expect to leverage the initial PSVT indication and its safety database along with the results from the single Phase 3 efficacy study in AFib-RVR.

AFib-RVR Market Overview

Atrial Fibrillation, or “AFib,” is a common cardiac arrhythmia with an irregular and often rapid heart rate that is often markedly symptomatic and, without proper treatment, can increase the risk of stroke, heart failure, and other cardiovascular complications. AFib has a worldwide prevalence of approximately 59 million with an estimated 10 million Americans suffering from AFib. We estimate in the U.S. that 30% to 40% of patients with AFib experience one or more symptomatic episodes of RVR per year that require treatment.  A common complication of AFib is a rapid heart rate, also referred to as AFib-RVR, which is frequently defined as a heart rate ≥ 110 beats per minute. The occurrence of a rapid ventricular rate, or “RVR,” in patients with atrial fibrillation increases the likelihood of marked symptoms including heart palpitations, shortness of breath, and weakness. There are two commonly used pharmacological approaches to chronically manage AFib, rhythm control and rate control. Regardless of the chronic approach, break-through episodes of rapid heart rate occur frequently; and when faced with a sudden episode of AFib-RVR, acute rate control is needed, with most treatments being AV-nodal targeted drugs such as a beta blocker or calcium channel blocker. These treatments can be given intravenously; however, this requires a burdensome trip to an emergency department which may lead to a hospital admission. Acute treatment can be attempted with an oral rate-control drug; however, such agents often fail to provide immediate or dependable ventricular rate control because they have a 30- to 90-minute delayed onset of action. As a result, many patients require faster and more reliable rate reduction and symptom resolution, leading them to seek acute medical care in the emergency department for intravenous rate control and/or electrical cardioversion of their atrial fibrillation. Furthermore, the chronic administration of oral rate-control drugs does not broadly prevent episodes of AFib-RVR. Similar to PSVT, patients may feel a loss of control by needing to visit the emergency department for overcoming their AFib-RVR episode and the unpredictable nature of these episodes, which can occur anytime and anywhere. Doctors have expressed frustration at the lack of options for patients to self-manage these acute rate attacks; and payor organizations would prefer to treat the AFib-RVR attacks in a more cost-effective and time-efficient manner.

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

AFib-RVR Clinical Development Highlights

Between August 2026 and October 2026, we announced that the first patient was enrolled in the United States, Canada and Europe, respectively, for the Phase 3 ReVeRA-301 study evaluating etripamil for AFib-RVR. This study uses the same repeat-dose regimen as the pivotal studies for etripamil in PSVT, which supported the FDA approval for CARDAMYST.

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

Operations Overview

Since the commencement of our operations in 2003, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities, providing general and administrative support for these operations and, more recently, commercialization. We have historically operated our business using a significant outsourcing model. As such, our team is currently composed of a relatively smaller core of employees who direct a significantly larger number of team members who are outsourced in the forms of vendors and consultants to enable execution of our operational plans. On December 12, 2025, we announced that the FDA approved our first commercial product, CARDAMYST® (etripamil) nasal spray, a prescription medication for the conversion of acute symptomatic episodes of paroxysmal supraventricular tachycardia, or “PSVT,” to sinus rhythm in adults. As a result, we continue to invest in the infrastructure, personnel, and operational expenses required to commercialize CARDAMYST in the United States. Manufacturing expenditure is primarily for the production of CARDAMYST for commercial sales. In addition, we expect to continue to incur significant research and development and general and administrative expenses related to our operations as we advance etripamil nasal spray for the treatment of AFib-RVR and continue to invest in the resources needed to support a developing commercialized public company.

Since inception, we have incurred significant operating losses. For the three months ended September 30, 2026 and 2025, we recorded net losses of $25.8 million and $11.9 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded net losses of $80.5 million and $45.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $511.1 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on commercialization of CARDAMYST and the development of an additional etripamil indication. We had $144.5 million of cash and cash equivalents and $0.9 million of short-term investments as of September 30, 2026.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect to continue to incur expenses as we:

●	continue our ongoing and planned development of etripamil, including future Phase 3 clinical trials for the treatment of AFib-RVR and potential Phase 4 clinical trials for treatment of PSVT;
●	seek, either directly or through collaboration with our partners, marketing approval for etripamil nasal spray for the treatment of PSVT from regulatory agencies responsible for regions outside the United States;
●	seek marketing approvals for etripamil for the treatment of AFib-RVR and other cardiovascular indications;

●	increase our sales, marketing, manufacturing, and distribution capability, either directly or indirectly through third parties;
●	build a portfolio of product candidates through development, or by acquiring or in-licensing drugs, product candidates or technologies;
●	initiate preclinical studies and clinical trials for etripamil for any additional indications we may pursue, including the clinical trials for the treatment of atrial fibrillation and rapid ventricular rate as well as other areas of unmet medical need, and for any additional product candidates that we may pursue in the future;
●	maintain, protect, and expand our intellectual property portfolio;
●	hire additional clinical, regulatory, and scientific personnel;
●	add operational, financial, and management information systems and personnel, or other general and administrative personnel, including personnel to support our product development and potential expansion of our future commercialization efforts; and
●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Recent Developments

Most-Favored-Nation Drug Pricing

The U.S. government continues to pursue initiatives intended to reduce prescription drug prices by aligning certain U.S. prices with those in other developed countries. On September 30, 2026, CMS announced the final GLOBE Model, a mandatory MFN-based pricing model for certain Medicare Part B drugs. Separately, CMS has proposed the GUARD Model, which would apply an MFN-based methodology to certain Medicare Part D drugs but has not been finalized.

Because CARDAMYST is not covered under Medicare Part B, the GLOBE Model does not directly apply to it. However, the ultimate scope and implementation of GUARD and other MFN-related legislation, regulations or government actions could adversely affect the prices and reimbursement rates for our products, our commercialization plans, and our financial condition and results of operations.

Amendment to Note Purchase Agreement

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

On November 11, 2026, we entered into the fourth amendment, or the “Note Amendment,” to the Note Purchase Agreement. Pursuant to the Note Amendment, prior to the maturity of the 2029 Convertible Notes, we may elect to defer payment of accrued but unpaid interest on the unpaid principal amount of the 2029 Convertible Notes and the amount of such deferred accrued but unpaid interest shall be added to the principal amount of the outstanding 2029 Convertible Notes.

Cost-Efficiency Measures

On November 12, 2026, we began implementation of cost-efficiency measures intended to extend our cash runway through the announcement of topline results from the AFib-RVR Phase 3 trial, which is expected in the second half of 2028, and reduce operational expenses by approximately 30%, or the “Plan.” Our board of directors unanimously approved the Plan on November 11, 2026. As part of the Plan, we will implement a reduction in workforce of approximately 20% of our current headcount. The reduction in force is expected to be completed during the first quarter of 2027.

We estimate that we will incur charges of approximately $2.0 million in one-time charges, primarily for severance and related expenses, with the majority of such expenses to be incurred in the fourth quarter of 2026. The estimated expenses that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Resignation of Chief Financial Officer

On November 9, 2026, Amit Hasija announced his resignation, effective November 13, 2026, from his role as our Chief Financial Officer.

In connection with Mr. Hasija’s resignation, Anthony Krick, our current Vice President, Finance, was appointed principal financial officer and principal accounting officer of the Company, pending our appointment of a replacement Chief Financial Officer. See “Item 5. Other Information” for additional information.

Separation of Chief Medical Officer

In connection with the Plan, effective November 12, 2026, David Bharucha’s service as our Chief Medical Officer was terminated without cause. Mr. Bharucha will be offered severance that is consistent with his employment agreement. Immediately following his termination, Mr. Bharucha will stay on as an advisor to the Company. See “Item 5. Other Information” for additional information.

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

Components of Results of Operations

Revenues

Product Revenue

On January 26, 2026, CARDAMYST (etripamil) nasal spray for the management of PSVT became available in the United States through retail pharmacies and our national sales force was deployed mid-February 2026. We initiated shipments of CARDAMYST to customers in the United States, which include major wholesalers, in January 2026. We recognize revenue for products received by our customers net of allowances for customer discounts, service fees, estimated returns, and estimated rebates. Product revenues were $1.0 million and $1.8 million during the three and nine months ended September 30, 2026, respectively. We earned no product revenue during the three and nine months ended September 30, 2025.

License Revenue

We recognize license revenue upon achievement of milestones under our License and Collaboration Agreement, dated May 15, 2021, or the “License Agreement,” with Corxel Pharmaceuticals, formerly known as Ji Xing Pharmaceuticals Limited, or “Corxel.” On March 23, 2026, Corxel announced that it had entered into an Asset Purchase Agreement with Everest, pursuant to which Everest acquired the rights to develop, manufacture, and commercialize etripamil nasal spray in Greater China, including mainland China, Hong Kong, Macau, and Taiwan, and assumed all rights and obligations under the License Agreement.

We recorded $2.0 million of license revenue for the three and nine months ended September 30, 2026 and no license revenue for the three and nine months ended September 30, 2025. The license revenue recognized during the three and nine months ended September 30, 2026 was the result of having reached a milestone pursuant to our License Agreement with Everest due upon NMPA approval of etripamil nasal spray for the treatment of PSVT in adults. No milestones were achieved under the License Agreement during the three and nine months ended September 30, 2025.

Cost of product sales

Cost of product sales includes the costs of producing inventory related to CARDAMYST including manufacturing, freight, and overhead. Cost of product sales is recognized in the period in which the related product revenue is earned. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves.

Prior to FDA approval on December 12, 2025, all manufacturing costs for CARDAMYST were expensed as research and development costs. As a result, inventory on hand at the time of approval had a zero-cost basis.

For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $0.4 million in cost of product sales, respectively, consisting primarily of post-approval manufacturing activities, including final packaging costs, and charges for certain manufacturing services. Accordingly, cost of product sales does not reflect the full cost of units sold, and gross margin is not representative of our expected long-term cost structure. We expect cost of product sales to increase in future periods as we sell inventory manufactured after FDA approval. We recorded no cost of product sales for the three and nine months ended September 30, 2025.

Research and Development Expenses

Research and development expenses consist primarily of salaries and fees paid to external service providers, as well as personnel costs, including share-based compensation expense, and other related compensation expenses. We expense research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators, and third-party service providers.

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

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees performing general and administrative functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expenses, as well as regulatory fees and professional fees for legal, patent, accounting, financial advisory, and other consulting services.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations and changes:

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change

Revenue
Product revenue, net	$963	$—	$963	100.0%
License and other revenue	2,000	—	2,000	100.0%
Total Revenue	2,963	—	2,963	100.0%

Operating expenses
Cost of product sales	$325	$—	$325	100.0%
Research and development, net of tax credits	3,458	3,940	(482)	(12.2)%
Selling, general and administrative	24,232	7,889	16,343	207.2%
Total operating expenses	28,015	11,829	16,186	136.8%
Loss from operations	(25,052)	(11,829)	(13,223)	111.8%
Interest income	1,438	874	564	64.5%
Interest expense	(2,182)	(967)	(1,215)	125.7%
Net loss	$(25,796)	$(11,922)	$(13,874)	116.4%

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change

Revenue
Product revenue, net	$1,760	$—	$1,760	100.0%
License and other revenue	2,000	—	2,000	100.0%
Total Revenue	3,760	—	3,760	100.0%

Operating expenses
Cost of product sales	$371	$—	$371	100.0%
Research and development, net of tax credits	10,191	12,587	(2,396)	(19.0)%
Selling, general and administrative	67,543	32,296	35,247	109.1%
Total operating expenses	78,105	44,883	33,222	74.0%
Loss from operations	(74,345)	(44,883)	(29,462)	65.6%
Interest income	4,911	2,087	2,824	135.3%
Interest expense	(11,042)	(2,853)	(8,189)	287.0%
Net loss	$(80,476)	$(45,649)	$(34,827)	76.3%

Revenue

Product Revenue

On January 26, 2026, CARDAMYST (etripamil) nasal spray for the management of PSVT in the United States became available through U.S. retail pharmacies and our national sales force was deployed mid-February 2026. We initiated shipments of CARDAMYST to customers in the United States, which include major wholesalers, in January 2026. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, estimated returns, and estimated rebates. Product revenues were $1.0 million and $1.8 million during the three and nine months ended September 30, 2026. We earned no product revenue during the three and nine months ended September 30, 2025.

License Revenue

We recorded $2.0 million of license revenue for the three and nine months ended September 30, 2026 and no license revenue for the three and nine months ended September 30, 2025. The license revenue recognized during the three and nine months ended September 30, 2026 was the result of having reached a milestone pursuant to our  License Agreement with Everest due upon NMPA approval of etripamil nasal spray for the treatment of PSVT in adults. No milestones were achieved under the License Agreement during the three and nine months ended September 30, 2025.

Research and Development Expenses, Net of Tax Credits

The following table shows our research and development expenses by type of activity for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Clinical	$2,382	$1,718	$664	38.7%	$5,762	$4,892	$870	17.8%
Drug manufacturing and formulation	200	990	(790)	(79.8)%	1,458	4,282	(2,824)	(66.0)%
Regulatory and other costs	984	1,305	(321)	(24.6)%	3,278	3,664	(386)	(10.5)%
Less: R&D tax credits	(108)	(73)	(35)	48.0%	(307)	(251)	(56)	22.3%
Total R&D expenses	$3,458	$3,940	$(482)	(12.2)%	$10,191	$12,587	$(2,396)	(19.0)%

Research and development expenses, net of tax credits decreased by $0.5 million, or 12.2% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a decrease in outside service costs related to drug development and research.

Research and development expenses, net of tax credits, decreased by $2.4 million, or 19.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a decrease in personnel costs and a decrease in outside service costs related to drug development and research.

We recognize the benefit of Canadian research and development tax credits as a reduction of research and development costs for fully refundable investment tax credits.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $16.3 million, or 207.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, as a result of additional personnel costs, professional costs, and other operational expenses related to the launch of CARDAMYST.

Selling, general, and administrative expenses increased by $35.2 million, or 109.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to additional personnel costs, professional costs, and other operational expenses related to the launch of CARDAMYST.

Interest Income

Interest income was $1.4 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Interest income was $4.9 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest income was primarily due to higher average cash, cash equivalents, and short-term investment balances during the three and nine months ended September 30, 2026 compared to the same period in 2025, driven by proceeds from the 2025 Offering (as defined below) and the Royalty Purchase Agreement (as defined below).

Interest Expense

Interest expense increased by $1.2 million and $8.2 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily a result of interest expense recognized on the royalty financing obligation during the three and nine months ended September 30, 2026 (see Note 11, “Royalty Financing Obligation,” in the accompanying notes to our interim condensed consolidated financial statements).

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception, and we anticipate continuing to incur losses for the foreseeable future. As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $145.4 million and an accumulated deficit of $511.1 million.

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

No warrants were exercised during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 12,345,308 Series A Common Warrants were exercised for net proceeds of $17.4 million, after deducting underwriting commissions paid by us of $1.1 million. During the three months ended September 30, 2026, the remaining 9,027,020 Series A Common Warrants expired unexercised. As of September 30, 2026, no Series A Common Warrants and 34,335,669 Series B Common Warrants remained outstanding.

On July 29, 2020, we entered into an Open Market Sale AgreementSM, or the “Original Sale Agreement,” with respect to an at-the-market offering program, or the “Original ATM Program,” under which we could issue and sell our common shares having an aggregate offering price of up to $50.0 million through Jefferies LLC, or “Jefferies,” as sales agent or principal. On March 18, 2025, we entered into an Amended and Restated Open Market Sale AgreementSM, or the “Amended Agreement,” with Jefferies. The Amended Agreement amends and restates, in its entirety, the Original Sale Agreement. Under the Amended Agreement, we were able to sell our common shares, no par value per share, for an aggregate offering price of up to $77.8 million (which includes the $2.8 million of sales previously made pursuant to the Original Sale Agreement through the date the Amended Agreement was entered into), or the “ATM Shares.” The ATM Shares could be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-283162). We previously issued 361,236 common shares under the Original Sale Agreement, resulting in net proceeds of approximately $2.6 million (net of issuance costs of approximately $0.1 million). We issued 5,526,590 shares under the amended agreement resulting in net proceeds of $10.9 million, after deducting sales agent commissions payable by us of $0.3 million during the first quarter of 2026. On March 6, 2026, we terminated the Amended Agreement.

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

Based on our current operating plan, we expect our existing cash and cash equivalents and short-term investments to be sufficient to fund our operations for at least the next 12 months from the date of issuance of this Form 10-Q for the quarter ended September 30, 2026. We believe there are currently no events or conditions that may cast substantial doubt on our ability to continue as a going concern for at least the next 12 months from the date of this filing.

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

In addition, we have exclusive development and commercialization rights for etripamil for all indications that we may pursue, and as such, have the potential to license development and/or commercialization rights for etripamil to a potential partner in regions outside of Greater China. We have established commercialization and marketing capabilities using a direct sales force to continue to commercialize CARDAMYST in the United States. Outside of the United States, we are considering commercialization strategies that may include collaborations with other companies.

For other new product candidates, our efforts are focused on licensing development and/or commercialization rights from potential partners. In the case of either in-licensing or out-licensing, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization plans and capital requirements.

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress, and results of our ongoing and planned clinical trials and other development activities of etripamil in AFib-RVR and in other cardiovascular indications;
●	the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials of etripamil for additional indications or any future product candidates that we may pursue;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the ability of vendors and third-party service providers to accurately forecast expenses and deliver on expectations;
●	the costs, timing, and outcome of regulatory review of subsequent etripamil indications and any future product candidates;
●	the costs and timing of CARDAMYST commercialization activities, including product manufacturing, marketing, sales, and distribution for CARDAMYST and any future product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other product candidates and technologies.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, and results of operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(64,009)	$(36,266)	$(27,743)	76.5%
Investing activities	31,957	8,543	23,414	274.1%
Financing activities	103,478	49,094	54,384	110.8%
Net increase in cash and cash equivalents during the period	$71,426	$21,371	$50,055

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $64.0 million, which consisted primarily of a net loss of $80.5 million, offset by a net cash increase of $1.4 million related to the change in assets and liabilities, non-cash charges of $4.0 million related to share-based compensation, non-cash depreciation of $0.2 million, and non-cash interest charges and debt costs of $11.0 million related to the 2029 Convertible Notes and royalty financing obligation.

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

Investing Activities

In the nine months ended September 30, 2026, we acquired $80.0 million of short-term investments, and we redeemed $112.0 million in short-term investments.

In the nine months ended September 30, 2025, we acquired $35.9 million of short-term investments, and we redeemed $44.5 million in short-term investments.

Financing Activities

In the nine months ended September 30, 2026, our financing activities provided cash proceeds of $103.5 million. These proceeds were primarily a result of the $75.0 million received from the Royalty Purchase Agreement, $17.4 million, net of issuance costs, from the exercise of Series A Common Warrants under the 2025 Offering, and $10.9 million net of issuance costs, for shares sold under the 2025 Amended Agreement.

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

Contractual Obligations

During the nine months ended September 30, 2026, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the SEC on March 20, 2026.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2026, which have been prepared in accordance with United States generally accepted accounting principles, or “U.S. GAAP,” and on a basis consistent with those accounting principles followed by us. The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to:

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

b) Share-Based Compensation

We recognize compensation costs related to share options granted to employees, consultants, and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option pricing model. This Black-Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of our underlying common shares at the grant date, expected term, estimated volatility, risk-free interest rate, and expected dividend yields of our common shares. The grant date fair value of the share-based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards. Forfeitures are accounted for as they occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item. Our operating results and financial position are reported in U.S. dollars in our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results, or financial condition.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC and under Milestone’s SEDAR+ profile at www.sedarplus.com on March 20, 2026.

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease.

On October 23, 2026, we received a letter from The Nasdaq Stock Market LLC, or “Nasdaq,” notifying us that the listing of our common shares was not in compliance with Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Select Market, as the minimum bid price of our common shares was less than $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until April 21, 2027, to regain compliance with Nasdaq’s bid price requirement. If, at any time before April 21, 2027, the bid price for our common shares closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules.

There can be no assurance that we will regain compliance with the requirements for listing our common shares on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common shares would be subject to delisting. A delisting of our common shares could negatively impact us by, among other things, reducing the liquidity and market price of our common shares; reducing the number of investors willing to hold or acquire our common shares, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing.

Our recently implemented cost-efficiency measures intended to extend our cash runway may not have the benefits we expect.

In November 2026, we began implementation of cost-efficiency measures intended to extend our cash runway through the announcement of topline results from the AFib-RVR Phase 3 trial, which is expected in the second half of 2028, and reduce operational expenses by approximately 30%. In connection with this plan, we will implement a reduction in workforce of approximately 20% of our current headcount, which is expected to be completed during the first quarter of 2027. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.

Amendment to Note Purchase Agreement

On November 11, 2026, we entered into the Note Amendment, to the note purchase agreement with RTW Investments LP and certain of its affiliates. Pursuant to the Note Amendment, prior to the maturity of the 2029 Convertible Notes, we may elect to defer payment of accrued but unpaid interest on the unpaid principal amount of the 2029 Convertible Notes, and the amount of such deferred accrued but unpaid interest shall be added to the principal amount of the outstanding 2029 Convertible Notes. This summary is qualified in its entirety by reference to the full text of the Note Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Cost-Efficiency Measures

On November 12, 2026, we began implementation of the Plan. As part of the Plan, we will implement a reduction in workforce of approximately 20% of our current headcount. The reduction in force is expected to be completed during the first quarter of 2027.

We estimate that we will incur charges of approximately $2.0 million in one-time charges, primarily for severance and related expenses, with the majority of such expenses to be incurred in the fourth quarter of 2026. The estimated expenses that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Resignation of Executive Officers

Resignation of Chief Financial Officer

On November 9, 2026, Amit Hasija announced his resignation, effective November 13, 2026, from his role as our Chief Financial Officer.

Appointment of Principal Financial and Principal Accounting Officer

In connection with Mr. Hasija’s resignation, on November 11, 2026, our Board of Directors appointed Anthony Krick, our current Vice President of Finance, as the Company’s principal financial officer and principal accounting officer, effective November 11, 2026.

Mr. Krick, age 46, has served as the Company’s Vice President, Finance since May 2026.  Previously, he served as Vice President, Finance and Chief Accounting Officer at Optinose, Inc., a publicly-traded specialty pharmaceutical company, from June 2022 to June 2025, having previously served as Optinose’s Vice President, Controller from November 2021 to June 2022.  Prior to joining Optinose, Mr. Krick served as the Corporate Controller of Verrica Pharmaceuticals Inc., a publicly-traded medical dermatology company, from February 2020 to November 2021. Prior to joining Verrica, Mr. Krick served as Executive Director, Financial Planning & Analysis at Strongbridge Biopharma, plc, a pubicly-traded rare disease company, from 2017 to 2020. Earlier in his career, Mr. Krick held a number of finance and accounting positions of increasing responsibility at GlaxoSmithKline, Endo Pharmaceuticals and Ernst & Young, LLP. Mr. Krick earned a Bachelor of Science in accounting from Albright College and is a Certified Public Accountant.

Mr. Krick is not party to any arrangement or understanding with any other person pursuant to which he was appointed as an officer, nor is he party to any transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K involving the Company. There are no family relationships between Mr. Krick and any of the Company’s directors and executive officers.

Separation of Chief Medical Officer

In connection with the Plan, effective November 12, 2026, David Bharucha’s service as our Chief Medical Officer was terminated without cause. Mr. Bharucha will be offered severance that is consistent with his employment agreement. Immediately following his termination, Mr. Bharucha will stay on as an advisor to the Company.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38899), filed with the SEC on May 15, 2019).
10.1	Fourth Amendment to Note Purchase Agreement, dated as of November 11, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

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

MILESTONE PHARMACEUTICALS INC.

Date: November 13, 2026	By:	/s/ Joseph Oliveto
Joseph Oliveto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Anthony J. Krick
Anthony J. Krick
Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)